Form 10-Q
period 1997-06-30
CFP HOLDINGS INC
filed 1997-08-08
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
(Mark One)
  [ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1997

  [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         for the transition period from
                         ______________ To _____________

   Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03

                     --------------------------------------

                               CFP HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        95-44413619
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)
                                      2013
                          (Primary Standard Industrial
                           Classification Code Number)


                                 CFP GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          95-4616486
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)
                                      2013
                          (Primary Standard Industrial
                           Classification Code Number)


                           CUSTOM FOOD PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          California                                          95-3760291
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                          Identification Number)
                                      2013
                          (Primary Standard Industrial
                           Classification Code Number)


                              QF ACQUISITION CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            22-3174301
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                          Identification Number)
                                      2013
                          (Primary Standard Industrial
                           Classification Code Number

                      ------------------------------------

                             1117 West Olympic Blvd.
                              Montebello, CA 90640
    (Address, Including Zip Code of Registrant's Principal Executive Offices)

                                  213-727-0900
              (Registrant's telephone number, including area code)

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                         [ x ] YES              [   ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                           Outstanding at July 31, 1997
                    -----                           ----------------------------
 Voting Common Stock - Class A, $.01 par value                14,705
Non-voting  common  Stock - Class  A,  $.01 par value         11,241
 Non-voting  common  Stock - Class B $.01 par value            3,321

                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX

Part I     Financial Information                                          Page #
                                                                          ------
           Item 1.   Financial Statements

                     Consolidated balance sheets -                          1
                         March 31, 1997 and June 30, 1997

                     Consolidated statements of operations -                2
                         Three months ended June 30, 1997 & 1996

                     Consolidated  statements  of cash flows -              3
                         Three  months ended June 30, 1997 and 1996

                     Notes to consolidated financial statements             4

           Item 2.   Management's Discussion and Analysis of                7
                     Financial Condition and Results of Operations

Part II    Other Information

           Item 6.   Exhibits and Reports on Form 8-K                      10

Signatures

Exhibit Index

Part I     Financial Information
           Item 1.  Financial Statements

                        CFP GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                           March 31,          June 30,
                                                             1997               1997
                                                          ------------       ------------
                                                                   (in thousands)

Current assets:
   Cash and cash equivalents                               $  2,139             $  4,876
   Accounts receivable, net of allowance for
     doubtful accounts of $93,000 and $103,000 at
     March 31, 1997 and June 30, 1997, respectively          10,719               10,758
   Inventories                                               11,340               14,253
   Prepaid expenses and other current assets                  2,526                2,108
                                                           --------             --------
       Total Current assets                                  26,724               31,995
Property and equipment, net                                  25,402               25,375
Costs in excess of net assets acquired, net                  72,021               71,168
Intangible and other assets, net                              8,675                8,473
                                                           --------             --------
     Total                                                 $132,822             $137,011
                                                           ========             ========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Current portion of long-term liabilities               $  1,991             $  2,001
    Accounts payable                                          4,964                6,885
    Accrued expenses and other current liabilities            5,067                8,779
                                                           --------             --------
Total current liabilities                                    12,022               17,665
                                                           --------             --------
Long term liabilities                                       137,864              137,214
                                                           --------             --------
Commitments and contingencies
Redeemable common stock                                       2,319                2,319
                                                           --------             --------
Stockholders' equity (deficiency):
    Preferred stock, $.01 par value;
    6,472 shares  authorized,  none issued and
    outstanding
    Voting common stock - Class A, $.01 par value;
    100,000  shares authorized, 14,705 shares
    issued and outstanding                                    3,196                3,196
    Nonvoting common stock - Class A, $.01 par value;
    25,000 shares authorized, 11,241 (inclusive of
    3,011 shares classified as redeemable common
    stock shares issued and outstanding                       2,204                2,204
    Nonvoting common stock - Class B, $.01
    par value; 25,000 shares authorized, 3,321 shares
    (inclusive of 2,162 shares classified as redeemable
    common stock) issued and outstanding                        805                  805
    Stockholders' notes receivable                             (337)                (337)
    Retained earnings (deficit)                             (25,251)             (26,055)
                                                           --------             --------
       Total stockholders' equity (deficiency)              (19,383)             (20,187)
                                                           --------             --------
         Total                                             $132,822             $137,011
                                                           ========             ========

          See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                    ------------------------
                                                      June 30,      June 30,
                                                        1996          1997
                                                    ---------     ----------
                                                          (in thousands)

Sales                                                $ 15,707     $ 44,755
Cost of Sales                                          12,920       37,283
                                                     --------     --------
   Gross Profit                                         2,787        7,472
Selling, general and administrative expenses            1,315        4,126
                                                     --------     --------
   Income from operations                               1,472        3,346
Interest expense                                          839        4,150
                                                     --------     --------
   Income (loss) before income taxes                      633         (804)
Provision for income taxes                                121         --
                                                     --------     --------
Net income (loss)                                    $    512         (804)
                                                     ========     ========

          See accompanying notes to consolidated financial statements.


                        CFP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                     ------------------
                                                                     June 30,   June 30,
                                                                      1996       1997
                                                                      ----       ----
                                                                      (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                $   512       (804)
   Adjustments to reconcile  net income (loss)
     to net cash provided by (used in)
     operating  activities:
     Depreciation and amortization                                      517      1,639
     Amortization of deferred financing costs and
        original issue discount                                         158        308
     Deferred income taxes                                              (37)      --
     Changes in assets and liabilities:
       Accounts receivable                                              (13)       (39)
       Inventories                                                   (2,442)    (2,913)
       Prepaid expenses and other current liabilities                  (135)       419
       Income taxes receivables/payable                                 158       --
       Accounts  payable                                               (336)     1,920
       Accrued expenses and other current liabilities                   142      3,711
                                                                    -------    -------
         Net cash provided by (used in) operating activities         (1,476)     4,241
                                                                    -------    -------
Cash flows from investing activities:
   Acquisition of property and equipment                               (547)      (613)
   Other assets                                                        (196)      (245)
                                                                    -------    -------
         Net  cash  used in  investing  activities                     (743)      (858)
                                                                    -------    -------
Cash  flows  from  financing activities:
   Borrowings under revolving loan facility                           3,125
   Repayment of revolving loan facilities                              (875)      (500)
   Repayment of long-term debt and capitalized lease obligations       (877)      (144)
   Deferred financing costs                                            --           (2)
                                                                    -------    -------
         Net cash  (used in)  provided  by  financing  activities     1,373       (646)
                                                                    -------    -------
Net  increase (decrease) in cash                                       (846)     2,737
Cash, beginning of period                                               847      2,139
                                                                    -------    -------
Cash, end of period                                                 $     1    $ 4,876
                                                                    =======    =======
Supplemental  disclosures of cash flow information:
   Cash paid (received) during the period for:
     Interest                                                       $   651    $   612
     Income taxes                                                   -------    -------


          See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of CFP Group, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of CFP Group, Inc. ("CFP Group") and its wholly-owned subsidiary CFP Holdings, Inc. ("CFP Holdings"), and CFP Holdings' wholly-owned subsidiaries Custom Food Products, Inc. ("Custom Foods") and QF Acquisition Corp. ("Quality Foods"). For further information, refer to the information included in the Company's Registration Statement on Form S-4 (the "Registration Statement") filed with the Securities and Exchange Commission on June 27, 1997.

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended nearest June 30, 1997 and 1996 were 13 week periods. For simplicity of presentation, the Company has described the interim periods herein as ending on June 30.

NOTE 2: ACQUISITION

     CFP Group was incorporated on November 26, 1996 and was formed to recapitalize CFP Holdings. CFP Group and CFP Holdings are companies which have no operations or assets separate from their investments in their respective subsidiaries.

     On December 31, 1996, pursuant to a securities purchase agreement, the Company acquired all of the equity of the equity interests in Quality Foods (the "Acquisition") for a total purchase price of $67.1 million which was composed of
(i) cash payments to the sellers of $64.0 million, less a purchase price adjustment refund received from sellers of $354,000, (ii) the issuance of 2,162 shares of nonvoting common stock-Class B valued at $1.5 million, plus (iii) acquisition costs of $2.6 million less cash assumed of $600,000. Funds for the Acquisition, the repayment of certain existing indebtedness, and for working capital were primarily provided by $76.0 million in term loans, a $20.0 million revolving credit facility and $25.0 million of subordinated bridge loans. The fair value of the assets acquired was $95.4 million, the cash paid was $65.6 million, the fair value of Common Stock issued was $1.5 million and liabilities assumed or paid upon the Acquisition were $28.3 million.

NOTE 3: ISSUANCE OF SENIOR GUARANTEED NOTES

     In connection with the Acquisition, CFP Holdings completed a 144A private placement (the "Offering") of $115.0 million of 11-5/8% Senior Guaranteed Notes due 2004 (the "Old Notes"). On July 7, 1997, CFP Holdings initiated an exchange offer (the "Exchange Offer") whereby the Old Notes may be exchanged for 11-5/8% Series B Senior Guaranteed Notes due 2004 (the "Notes"). The terms of the Notes are identical in all material respects to the Old Notes, except that the notes have been registered under the Securities Act of 1933, as amended, and therefore do not bear legends restricting their transfer and do not contain certain provisions providing for the payment of liquidated damages to the holders of the Old Notes under certain circumstances relating to the registration of the Old Notes, which provisions terminated upon the initiation of the exchange of the Old Notes for the Notes. The Notes bear interest at a rate of 11-5/8% and mature on January 15, 2004. The Notes are unconditionally guaranteed on a senior basis by Quality Foods, Custom Foods and CFP Group. Interest on the Notes is payable semi-annually on January 15 and July 15, commencing January 15, 1998.

     Proceeds from the sale of the Old Notes were used (i) to repay $66.0 million principal amount of term loans, (ii) to repay $25 million of bridge notes, (iii) to fund the payment of a $16 million cash distribution to holders of CFP Group's Class A Voting and Nonvoting Common Stock and (iv) to repay $2.8 million of borrowings under a revolving credit facility.

NOTE 4: THE BANK CREDIT AGREEMENT

     Concurrent with the Acquisition, CFP Group and CFP Holdings entered into a Credit Agreement (the "Bank Credit Agreement") with NationsBank of Texas, N.A. and certain other lenders, which provided the Company with (i) a new 5-1/2 year revolving credit facility (the "Revolving Credit Facility") under which up to an aggregate of $20.0 million (subject to borrowing base) are available for borrowing, (ii) a 5-1/2 year $10.0 million term loan, (iii) a 5-1/2 year $41.0 million term loan and (iv) a 7 year $25.0 million term loan. Upon the consummation of the Offering and the application of the net proceeds thereof, the $41.0 million term loan and the $25.0 million term loan were repaid in full. Borrowings and other obligations under the Bank Credit Agreement are guaranteed on a senior secured basis by CFP Group and by Custom Foods and Quality Foods and are collateralized by substantially all of the assets of the Company.

     The Revolving Credit Facility matures in June 2002. Loans under the Revolving Credit Facility initially bear interest at a rate equal to 1.25% per annum over the Agent's Base Rate or 2.50% per annum over the Eurodollar Rate.

     The Credit Agreement was amended on August 4, 1997, retroactive to June 30, 1997, in order to adjust certain financial covenants and limitations included in the Agreement. The Company was in compliance with these covenants and limitations, as amended, at June 30, 1997.

NOTE 5: INVENTORIES

     Inventories consisted of the following:


                                      March 31,           June 30,
                                      ---------           --------
                                       1997                 1997
                                       ----                 ----
Raw materials                         $  4,498           $  4,439
Work-in-process                          2,157              3,413
Finished goods                           4,685              6,401
                                      --------           --------
     Total                            $ 11,340           $ 14,253
                                      ========           ========


NOTE 6: LONG-TERM OBLIGATIONS
                                                       March 31,      June 30,
                                                       ---------      --------
                                                         1997           1997
                                                         ----           ----
Long-term obligations consisted of the following:

Senior notes payable, interest at 11-5/8%             $115,000       $115,000
     payable semiannually, principal due
     January 2004
Term note payable to a bank, interest at                10,000         10,000
     a reference  rate (5.8% at June 30,
     1997)  plus 2% or  Eurodollar  rate
     (5.9%  at June  30,  1997)  plus 3%
     payable   semiannually,   principal
     payable  quarterly  at $1.0 million
     increasing to $2.2 million with the
     remaining balance due in June 2002
Revolving  loan   payable   to  a  bank,                   500            --
     interest at a reference  rate (8.5%
     at June  30,  1997)  plus  1.25% or
     Eurodollar  rate  (5.9% at June 30,
     1997) plus 2.5% payable  quarterly,
     expires June 2002
Debt assumed  in  connection   with  the
     acquisition   of   Quality   Foods:
Revenue     bond     payable    to     a                 4,300          4,300
     government   financing   authority,
     interest at a reference rate (5.85%
     at June 30, 1997) not to exceed 18%
     payable monthly,  principal payable
     annually at $100,000  increasing to
     $400,000   through   December  2014
Notes    Payable   to   a     government                 2,154          2,104
     agency,  interest  at  2%,  payable
     with  principal   monthly   through
     April  2012,  collateralized  in  a
     second  position  on the  Company's
     Philadelphia  facility
Note    payable    to    a    government                 1,000          1,000
     agency,  interest  at 0.5%  payable
     monthly    beginning   April   1999
     through October 2005, principal and
     interest  payable  inequal  monthly
     installments   from  November  2005
     through April 2010,  collateralized
     in a shared  third  position on the
     Company's   Philadelphia   facility
Notes    payable   to    a    government                   747            739
     agency,  interest at 5.25%  payable
     monthly  with   principal   through
     February 2012,  collateralized in a
     shared   third   position   on  the
     company's Philadelphia facility
Capital  lease  obligations  payable  in                 6,154          6,072
     varying    monthly     installments
     through  2019,   collateralized  by
     buildings and equipment  with a net
     book   value  of   $6,042,000   and
     $5,948,000,  at March 31, 1997, and
     June 30, 1997 respectively
                                                       -------        -------
Total                                                  139,855        139,215
Less current portion                                    (1,991)        (2,001)
                                                      --------       --------
Long-term debt                                        $137,864       $137,214
                                                      ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996.

     Net Sales. Net sales increased to $44.8 million for the three month period ended June 30, 1997 from $15.7 million for the period ended June 30, 1996. Approximately $21.3 million of this $29.1 million increase was due to the inclusion of Quality Foods' sales subsequent to the Acquisition. Net sales to Arby's increased $4.8 million during this period as a result of increases in sales to several Eastern U.S. markets pursuant to the new three-year contract. Further, sales of Custom Foods' value-added products increased $3.0 million over the three months ended June 30, 1996, principally as a result of increased sales to new and existing customers. Total pounds sold by the company increased to
26.0 million pounds for the three months ended June 30, 1997 from 12.2 million pounds for the three months ended June 30, 1996. Pounds sold increased primarily due to the Quality Foods' results being included and the increased sales to Arby's. The net sales price increased to $1.72 per pound from$1.29 per pound primarily as a result of Quality Foods' sales which are at higher per pound prices than sales to Custom Foods' customers.

     Gross Profit. Gross profit increased to $7.5 million for the three months ended June 30, 1997 from $2.8 million for the three months ended June 30, 1996. Approximately $3.8 million of this $4.7 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition. The gross margin decreased to 16.7% for the three months ended June 30, 1997 from 17.7% for the three months ended June 30, 1996. The decline of the gross margin as a percent of sales was primarily a result of an increase in sales to Arby's that have a relatively lower gross margin compared to sales to other customers and also due to increased costs for raw materials of Custom Foods' value-added products, only a portion of which were passed on to customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.1 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. Approximately $1.8 million of this $2.8 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition. In addition, $800,000 of the increase is attributable to amortization of goodwill related to the Acquisition.

     Income from Operations. Income from operations increased to $3.3 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996. The increase of $1.8 million is primarily due to the inclusion of Quality Foods' results subsequent to the Acquisition as well as the other items discussed above.

     Interest Expense. Interest expense increased to $4.2 million for the three months ended June 30, 1997 compared to $839,000 for the three months ended June 30, 1996, primarily attributable to the Offering and indebtedness incurred to finance the Acquisition.

     Provision for Income Taxes. Provision for income taxes decreased to zero for the three months ended June 30, 1997 from $121,000 for the three months ended June 30, 1996. For the three months ended June 30, 1997 the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to the net operating loss carryforwards.

     Net Loss. A net loss of $804,000 was incurred for the three months ended June 30, 1997 versus a net income of $512,000 for the three months ended June 30, 1996 due to the net impact of the foregoing items.

Liquidity and Financial Resources

     The Acquisition has had a major impact on the Company's financial condition. After giving effect to the Acquisition, the Offering and the Recapitalization and the application of the net proceeds therefrom, the Company's total consolidated indebtedness was $139.2 million at June 30, 1997. Interest payments on the Notes and anticipated interest and principal payments under the Bank Credit Agreement represent significantly increased obligations of the Company. The Notes require semi-annual interest payments commencing in July 1997. Borrowings under the Bank Credit Agreement bear interest at floating rates and require quarterly interest payments. The Bank Credit Agreement provides the Company with (i) a $10.0 million Term Loan, which requires a $1.4 million principal repayment in fiscal year 1998 and increasing principal repayments in later years, and matures in 2002, and (ii) a Revolving Credit Facility of $20.0 million with zero outstanding at June 30, 1997. Approximately $5.0 million of the Revolving Credit Facility is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. At June 30, 1997 approximately $11.2 million was available to the Company for borrowings under the Revolving Credit Facility, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Revolving Credit Facility.

Forward Looking Statements

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in the Company's Registration Statement filed with the Securities and Exchange Commission, and incorporated herein by reference, in this filing. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended June 30, 1997. Reference is made to the Company's Registration Statement and the exhibits filed therewith. The exhibits filed as part of this form are listed below:



              Exhibit No.  Description
              -----------  -----------

              10.1 Amended and Restated Credit Agreement dated as of May 15, 1997, (the "Amended Credit Agreement") among the Company, CFP Group, Inc., Nations Bank Texas, N.A. as Administrative Agent, Nations Banc Capital Markets, Inc. as Arranging Agent and Syndication Agent, Fleet National Bank as Documentation Agent and each of the lenders identified therein as lenders.

              10.2 The First Amendment to the Amended Credit Agreement dated as of August 4, 1997, among the Company and the same parties to the Amended Credit Agreement.

              27           Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CFP Group, Inc.
                                                 CFP Holdings, Inc.
                                         Custom Food Products, Inc.
                                               QF Acquisition Corp.


                                                 /s/ Eric W. Ek
                                       ----------------------------
August 7, 1997                         Eric W. Ek
                                       Vice President,
                                        Chief Financial Officer and
                                        Secretary of CFP Group, Inc.
                                        And CFP Holdings, Inc. and
                                        its subsidiaries

Exhibit Index

The following Exhibits are filed as part of this report:

              Exhibit No.  Description
              -----------  -----------

              10.1 Amended and Restated Credit Agreement dated as of May 15, 1997, (the "Amended Credit Agreement") among the Company, CFP Group, Inc., Nations Bank Texas, N.A. as Administrative Agent, Nations Banc Capital Markets, Inc. as Arranging Agent and Syndication Agent, Fleet National Bank as Documentation Agent and each of the lenders identified therein as lenders.

              10.2 The First Amendment to the Amended Credit Agreement dated as of August 4, 1997, among the Company and the same parties to the Amended Credit Agreement.

              27           Financial Data Schedule