Form 10-Q
period 1997-09-30
CFP HOLDINGS INC
filed 1997-11-06
CIK 1030776


                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549
                                     ----------------------

                                           FORM 10-Q
         (Mark One)
             [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended
                                       September 30, 1997

             [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 for the transition period from
                                  ------------ To ------------
          Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03
                             --------------------------------------

                                       CFP HOLDINGS, INC.
                     (Exact Name of Registrant as Specified in Its Charter)
            Delaware                           2013                     95-44413619
 (State or Other Jurisdiction of   (Primary Standard Industrial      (I.R.S. Employer
 Incorporation or Organization)     Classification Code Number)   Identification Number)

                                        CFP GROUP, INC.
                     (Exact Name of Registrant as Specified in Its Charter)

            Delaware                           2013                     95-4616486
 (State or Other Jurisdiction of   (Primary Standard Industria       (I.R.S. Employer
 Incorporation or Organization)     Classification Code Number)   Identification Number)

                                   CUSTOM FOOD PRODUCTS, INC.
                     (Exact Name of Registrant as Specified in Its Charter)

           California                          2013                     95-3760291
 (State or Other Jurisdiction of    (Primary Standard Industrial     (I.R.S. Employer
 Incorporation or Organization)     Classification Code Number)   Identification Number)

                                      QF ACQUISITION CORP.
                     (Exact Name of Registrant as Specified in Its Charter)

            Delaware                           2013                     22-3174301
 (State or Other Jurisdiction of   (Primary Standard Industrial      (I.R.S. Employer
 Incorporation or Organization)     Classification Code Number)   Identification Number)
                                  -------------------------------
                                    1117 West Olympic Blvd.
                                      Montebello, CA 90640
           (Address, Including Zip Code of Registrant's Principal Executive Offices)

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

                                   [x] YES       [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                        Class                             Outstanding at October 31, 1997
                        -----                             -------------------------------
    Voting Common Stock - Class A, $.01 par value                        14,705
  Non-voting  common  Stock - Class  A,  $.01 par value                  11,241
    Non-voting  common  Stock - Class B $.01 par value                    3,105

                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX

Part I     Financial Information                                          Page #

           Item 1. Financial Statements

                   Consolidated balance sheets -                              1
                     March 31, 1997 and September 30, 1997

                   Consolidated statements of operations -                    2
                     Three months & six months ended September 30, 1997
                     & 1996

                   Consolidated  statements  of cash flows -                  3
                     Three  months & six months ended September 30, 1997
                     & 1996

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

Signatures

Exhibit Index


Part I     Financial Information
           Item 1.  Financial Statements

                                                  CFP GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                               ASSETS

                                                                                                        March 31,      September 30,
                                                                                                           1997              1997
                                                                                                         ---------        ---------
                                                                                                                 (in thousands)
Current assets:
   Cash and cash equivalents                                                                             $   2,139        $     525
   Accounts  receivable,  net of allowance for doubtful  accounts of $93,000
    and  $194,000 at March 31, 1997 and September 30, 1997, respectively                                    10,719           12,220
   Inventories                                                                                              11,340           20,544
   Prepaid expenses and other current assets                                                                 2,526            3,138
                                                                                                         ---------        ---------
       Total Current assets                                                                                 26,724           36,427
Property and equipment, net                                                                                 25,402           25,580
Costs in excess of net assets acquired, net                                                                 72,021           70,314
Intangible and other assets, net                                                                             8,675            8,276
                                                                                                         ---------        ---------
     Total                                                                                               $ 132,822        $ 140,597
                                                                                                         =========        =========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Current portion of long-term liabilities                                                             $   1,991        $   2,233
    Accounts payable                                                                                         4,964            8,413
    Accrued expenses and other current liabilities                                                           5,067            5,556
                                                                                                         ---------        ---------
Total current liabilities                                                                                   12,022           16,202
                                                                                                         ---------        ---------
Long term liabilities                                                                                      137,864          142,794
                                                                                                         ---------        ---------
Commitments and contingencies
Redeemable common stock                                                                                      2,319            2,319
                                                                                                         ---------        ---------
Stockholders' equity (deficiency):
    Preferred stock, $.01 par value; 6,472 shares authorized, none issued and outstanding
    Voting common stock - Class A, $.01 par value; 100,000  shares authorized,
    14,705 shares issued and outstanding                                                                     3,196            3,196
    Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized,
    11,241 (inclusive of 3,011  shares  classified  as  redeemable common stock
    shares issued and outstanding                                                                            2,204            2,204
    Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized,
    3,321 shares (inclusive of 2,162 shares classified as redeemable common stock) issued and outstanding at March 31, 1997 and 3,105 at September 30,
    1997                                                                                                       805              655
    Stockholders' notes receivable                                                                            (337)            (234)
    Retained  earnings (deficit)                                                                           (25,251)         (26,539)
                                                                                                         ---------        ---------
       Total stockholders' equity (deficiency)                                                             (19,383)         (20,718)
                                                                                                         ---------        ---------
         Total                                                                                           $ 132,822        $ 140,597
                                                                                                         =========        =========

                                    See accompanying notes to consolidated financial statements.


                                                  CFP GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                       Three Months Ended                    Six Months Ended
                                                                 ---------------------------            ---------------------------
                                                                September 30,     September 30,      September 30,     September 30,
                                                                   1996               1997               1996                1997
                                                                 --------           --------            --------           --------
                                                                        (in thousands)
Sales                                                            $ 19,954           $ 46,593            $ 35,661           $ 91,348
Cost of Sales                                                      17,132             38,505              30,052             75,788
                                                                 --------           --------            --------           --------
   Gross Profit                                                     2,822              8,088               5,609             15,560
Selling, general and administrative
   expenses                                                         1,254              4,160               2,569              8,286
                                                                 --------           --------            --------           --------
   Income from operations                                           1,568              3,928               3,040              7,274
Interest expense                                                      881              4,412               1,720              8,562
                                                                 --------           --------            --------           --------
   Income (loss) before income taxes                                  687               (484)              1,320             (1,288)
Provision for income taxes                                            132               --                   253               --
                                                                 --------           --------            --------           --------
Net income (loss)                                                $    555           $   (484)           $  1,067           $ (1,288)
                                                                 ========           ========            ========           ========

                                    See accompanying notes to consolidated financial statements.

                                                  CFP GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                     Three Months Ended          Six Months Ended
                                                                                    ---------------------     ---------------------
                                                                                   Sept. 30,    Sept. 30,     Sept. 30,    Sept 30,
                                                                                     1996          1997         1996         1997
                                                                                    --------     --------     --------     --------
                                                                                        (in thousands)           (in thousands)
Cash flows from operating activities:
Net income (loss)                                                                   $    555         (484)    $  1,067       (1,288)
Adjustments to reconcile  net income (loss)
  to net  cash  provided  by (used in) operating activities:
  Depreciation and amortization                                                          537        1,634        1,054        3,273
  Amortization of deferred financing costs and original issue discount                   156          310          314          618
  Deferred income taxes                                                                  101         --             64         --
  Loss on sale of equipment                                                             --             15         --             15
  Changes in assets and liabilities:
    Accounts receivable                                                                 (963)      (1,462)        (976)      (1,501)
    Inventories                                                                        2,148       (6,291)        (294)      (9,204)
    Prepaid expenses and other current liabilities                                        32       (1,029)        (103)        (610)
    Income taxes receivables/payable                                                     343         --            501         --
    Accounts payable                                                                      57        1,528         (279)       3,448
    Accrued expenses and other current liabilities                                      (253)      (3,223)        (111)         488
                                                                                    --------     --------     --------     --------
       Net cash provided by (used in ) operating activities                            2,713       (9,002)       1,237       (4,761)
                                                                                    --------     --------     --------     --------
Cash flows from investing activities:
  Acquisition of property and equipment                                                 (417)      (1,991)        (964)      (2,604)
  Proceeds from sale of property and equipment                                          --          1,137         --          1,137
  Other assets                                                                         1,270         (258)       1,074         (503)
                                                                                    --------     --------     --------     --------
       Net cash used in investing activities                                             853       (1,112)         110       (1,970)
                                                                                    --------     --------     --------     --------
Cash flows from financing activities:
  Borrowings under revolving loan facility                                             1,300       10,500        4,425       10,500
  Repayment of revolving loan facilities                                              (3,500)      (5,000)      (4,375)      (5,500)
  Proceeds from issuance of long-term debt                                              --            992         --            992
  Repayment of long-term debt and capitalized lease obligations                         (874)        (676)      (1,751)        (820)
  Deferred financing costs                                                              --             (6)        --             (8)
  Proceeds from sale of common stock                                                    --             15         --             15
  Collection of shareholder notes receivable                                            --              1         --              1
  Purchase of common stock                                                              --            (63)        --            (63)
                                                                                    --------     --------     --------     --------
       Net cash (used in) provided by financing activities                            (3,074)       5,763       (1,701)       5,117
                                                                                    --------     --------     --------     --------
Net increase (decrease) in cash                                                          492       (4,351)        (354)      (1,614)
Cash, beginning of period                                                                  1        4,876          847        2,139
                                                                                    --------     --------     --------     --------
Cash, end of period                                                                 $    493     $    525     $    493     $    525
                                                                                    ========     ========     ========     ========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest                                                                        $    699        6,760        1,350        7,372
    Income taxes                                                                        --             41         --             41


                                    See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of CFP Group, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10- Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of CFP Group, Inc. ("CFP Group") and its wholly-owned subsidiary CFP Holdings, Inc. ("CFP Holdings"), and CFP Holdings' wholly-owned subsidiaries Custom Food Products, Inc. ("Custom Foods") and QF Acquisition Corp. ("Quality Foods"). For further information, refer to the information included in the Company's Registration Statement on Form S-4 (the "Registration Statement") filed with the Securities and Exchange Commission on June 27, 1997.

         The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended nearest September 30, 1997 and 1996 were 13 week periods. For simplicity of presentation, the Company has described the interim periods herein as ending on September 30.

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

NOTE 3: ISSUANCE OF SENIOR GUARANTEED NOTES

         In connection with the Acquisition, CFP Holdings completed a 144A private placement (the

"Offering") of $115.0 million of 115/8 % Senior Guaranteed Notes due 2004 (the "Old Notes"). On July 7, 1997, CFP Holdings initiated an exchange offer (the "Exchange Offer") whereby all of the Old Notes were subsequently exchanged for 115/8% Series B Senior Guaranteed Notes due 2004 (the "Notes"). The terms of the Notes are identical in all material respects to the Old Notes, except that the notes have been registered under the Securities Act of 1933, as amended, and therefore do not bear legends restricting their transfer and do not contain certain provisions providing for the payment of liquidated damages to the holders of the Old Notes under certain circumstances relating to the registration of the Old Notes, which provisions terminated upon the initiation of the exchange of the Old Notes for the Notes. The Notes bear interest at a rate of 115/8% and mature on January 15, 2004. The Notes are unconditionally guaranteed on a senior basis by Quality Foods, Custom Foods and CFP Group. Interest on the Notes is payable semi-annually on January 15 and July 15, effective July 15, 1997.

         Proceeds from the sale of the Old Notes were used (i) to repay $66.0 million principal amount of term loans, (ii) to repay $25 million of bridge notes, (iii) to fund the payment of a $16 million cash distribution to holders of CFP Group's Class A Voting and Nonvoting Common Stock and (iv) to repay $2.8 million of borrowings under a revolving credit facility.

NOTE 4: THE BANK CREDIT AGREEMENT

         Concurrent with the Acquisition, CFP Group and CFP Holdings entered into a Credit Agreement (the "Bank Credit Agreement") with NationsBank of Texas, N.A. and certain other lenders, which provided the Company with (i) a new 5 1/2 year revolving credit facility (the "Revolving Credit Facility") under which up to an aggregate of $20.0 million (subject to borrowing base) are available for borrowing, (ii) a 5 1/2 year $10.0 million term loan, (iii) a 5 1/2 year $41.0 million term loan and (iv) a 7 year $25.0 million term loan. Upon the consummation of the Offering and the application of the net proceeds thereof, the $41.0 million term loan and the $25.0 million term loan were repaid in full. Borrowings and other obligations under the Bank Credit Agreement are guaranteed on a senior secured basis by CFP Group and by Custom Foods and Quality Foods and are collateralized by substantially all of the assets of the Company.

         The Revolving Credit Facility matures in June 2002. Loans under the Revolving Credit Facility initially bear interest at a rate equal to 1.25% per annum over the Agent's Base Rate or 2.50% per annum over the Eurodollar Rate.

         The Credit Agreement was amended on August 4, 1997, retroactive to June 30, 1997, in order to adjust certain financial covenants and limitations included in the Agreement. The Company was in compliance with these covenants and limitations, as amended, at September 30, 1997.

NOTE 5: INVENTORIES

         Inventories consisted of the following:


                            March 31,  September 30,
                             -------     -------
                              1997         1997
                             -------     -------
Raw materials                $ 4,498     $ 6,182
Work-in-process                2,157       6,633
Finished goods                 4,685       7,729
                             -------     -------
     Total                   $11,340     $20,544
                             =======     =======


NOTE 6: LONG-TERM OBLIGATIONS

                                                                                                        March 31,      September 30,
                                                                                                        ---------         ---------
                                                                                                          1997              1997
                                                                                                        ---------         ---------
Long-term obligations consisted of the following:
Senior notes payable, interest at 115/8% payable semiannually,                                          $ 115,000         $ 115,000
     principal due January 2004
Term note payable to a bank, interest at a reference rate (8.5% at September 30,                           10,000             9,667
     1997) plus 2% or  Eurodollar  rate  (5.9% at  September  30,  1997) plus 3%
     payable   semiannually,   principal   payable  quarterly  at  $1.0  million
     increasing to $2.2 million with the remaining balance due in June 2002
Revolving  loan  payable  to a bank,  interest  at a  reference  rate  (8.5%  at                              500             5,500
     September  30, 1997) plus 1.25% or  Eurodollar  rate (5.9% at September 30,
     1997) plus 2.5% payable quarterly, expires June 2002
Debt assumed in connection with the acquisition of Quality Foods:
     Revenue bond payable to a government financing authority, interest at a                                4,300             4,300
         reference  rate (5.9% at September  30, 1997) not to exceed 18% payable monthly,  principal payable annually at $100,000 increasing to $400,000 through December 2014
     Notes  Payable  to a  government  agency,  interest  at  2%, payable with                              2,154             2,055
         principal  monthly  through  April  2012,  collateralized  in a  second position on the Company's Philadelphia facility
     Note payable  to a  government  agency,  interest  at 0.5%  payable  monthly                           1,000             1,000
         beginning  April 1999  through  October  2005,  principal  and interest payable inequal monthly  installments  from November 2005 through April
         2010,  collateralized  in a  shared  third  position  on the  Company's
         Philadelphia facility
     Notes payable to a government  agency,  interest at 5.25%  payable  monthly                              747               731
         with principal through February 2012,  collateralized in a shared third position on the company's Philadelphia facility
Capital lease obligations payable in varying monthly  installments through 2019,                            6,154             6,774
     collateralized  by  buildings  and  equipment  with  a net  book  value  of
     $6,042,000 and $6,819,161,  at March 31, 1997,  and  September  30, 1997
     respectively
                                                                                                        ---------         ---------
Total                                                                                                     139,855           145,027
Less current portion                                                                                       (1,991)           (2,233)
                                                                                                        ---------         ---------
Long-term debt                                                                                          $ 137,864         $ 142,794
                                                                                                        =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996.

         Net Sales. Net sales increased to $46.6 million for the three month period ended September 30, 1997 from $20.0 million for the period ended September 30, 1996. Approximately $21.4 million of this $26.6 million increase was due to the inclusion of Quality Foods' sales subsequent to the Acquisition. Sales of Custom Foods' value-added products increased $4.2 million over the three months ended September 30, 1996, principally as a result of increased sales to new and existing customers. Further, net sales to Arby's increased $1.0 million during this period as a result of formula pricing during a period of rising meat costs. Total pounds sold by the company increased to 27.4 million pounds for the three months ended September 30, 1997 from 15.6 million pounds for the three months ended September 30, 1996. Pounds sold increased primarily due to the Quality Foods' results being included and the increased sales of Custom Foods' value-added products. Pounds sold to Arby's decreased during the period due to a decrease in demand from, Arby's, partially as a result of promotional activities. The net sales price increased to $1.70 per pound from $1.28 per pound primarily as a result of Quality Foods' sales which are at higher per pound prices than sales to Custom Foods' customers.

         Gross Profit. Gross profit increased to $8.1 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996. Approximately $4.3 million of this $5.3 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition, with the remainder of the increase being due to Custom Foods' value-added products. The gross margin increased to 17.4% for the three months ended September 30, 1997 from 14.1% for the three months ended September 30, 1996. The increase in gross margin as a percent of sales was primarily due to the Quality Foods' results being included.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.2 million for the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996. Approximately $2.0 million of this $2.9 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition. In addition, $800,000 of the increase is attributable to amortization of goodwill related to the Acquisition.

         Income from Operations. Income from operations increased to $3.9 million for the three months ended September 30, 1997 from $1.6 million for the three months ended September 30, 1996. The increase of $2.3 million is primarily due to the inclusion of Quality Foods' results subsequent to the Acquisition as well as the other items discussed above.

         Interest Expense. Interest expense increased to $4.4 million for the three months ended September 30, 1997 compared to $881,000 for the three months ended September 30, 1996, primarily attributable to the Offering and indebtedness incurred to finance the Acquisition.

         Provision for Income Taxes. Provision for income taxes decreased to zero for the three months ended September 30, 1997 from $132,000 for the three months ended September 30, 1996. For the three months ended September 30, 1997, the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its' net operating loss carryforwards.

         Net Loss. A net loss of $484,000 was incurred for the three months ended September 30, 1997 versus a net income of $555,000 for the three months ended September 30, 1996 due to the net impact of the foregoing items.

Six months ended September 30, 1997 compared to six months ended September 30, 1996.

         Net Sales. Net sales increased to $91.4 million for the six month period ended September 30, 1997 from $35.7 million for the six month period ended September 30, 1996. Approximately $42.7 million of this $55.7 million increase was due to the inclusion of Quality Foods' sales subsequent to the Acquisition. Sales of Custom Foods' value-added products increased $7.2 million over the six months ended September 30, 1996, principally as a result of increased sales to new and existing customers. Further, net sales to Arby's increased $5.8 million during this period as a result of increases in sales to several Eastern U.S. markets pursuant to the new three-year contract, and also as a result of formula based pricing in a period of rising meat costs. Total pounds sold by the company increased to 53.4 million pounds for the six months ended September 30, 1997 from 27.7 million pounds for the six months ended September 30, 1996. Pounds sold increased primarily due to the Quality Foods' results being included and the increased sales of Custom Foods' value-added products. The net sales price increased to $1.71 per pound from $1.29 per pound primarily as a result of Quality Foods' sales which are at higher per pound prices than sales to Custom Foods' customers.

         Gross Profit. Gross profit increased to $15.6 million for the six months ended September 30, 1997 from $5.6 million for the six months ended September 30, 1996. Approximately $8.0 million of this $10.0 million increase was due to the inclusion of Quality Foods' results subsequent to the
Acquisition, with the remainder of the increase being due to Custom Foods' value-added products. The gross margin increased to 17.0% for the six months ended September 30, 1997 from 15.7% for the six months ended September 30, 1996. The increase in gross margin as a percent of sales was primarily due to the Quality Foods' results being included.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.3 million for the six months ended September 30, 1997 from $2.6 million for the six months ended September 30, 1996. Approximately $3.8 million of this $5.7 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition. In addition, $1.6 million of the increase is attributable to amortization of goodwill related to the Acquisition.

         Income from Operations. Income from operations increased to $7.3 million for the six months ended September 30, 1997 from $3.1 million for the six months ended September 30, 1996. The increase of $4.2 million is exclusively due to the inclusion of Quality Foods' results subsequent to the Acquisition as well as the other items discussed above.

         Interest Expense. Interest expense increased to $8.6 million for the six months ended September 30, 1997 compared to $1.7 million for the six months ended September 30, 1996, primarily attributable to the Offering and indebtedness incurred to finance the Acquisition.

         Provision for Income Taxes. Provision for income taxes decreased to zero for the six months ended September 30, 1997 from $253,000 for the six months ended September 30, 1996. For the six months ended September 30, 1997, the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its' net operating loss carryforwards.

         Net Loss. A net loss of $1.3 million was incurred for the six months ended September 30, 1997 versus a net income of $1.1 million for the six months ended September 30, 1996 due to the net impact of the foregoing items.

Liquidity and Financial Resources

         The Acquisition has had a major impact on the Company's financial condition. After giving effect to the Acquisition, the Offering and the Recapitalization and the application of the net proceeds therefrom, the Company's total consolidated indebtedness was $145.0 million at September 30, 1997. Interest payments on the Notes and anticipated interest and principal payments under the Bank Credit Agreement represent significantly increased obligations of the Company. The Notes require semi-annual interest payments which commenced July 1997. Borrowings under the Bank Credit Agreement bear interest at floating rates and require quarterly interest payments. The Bank Credit Agreement provides the Company with (i) a $10.0 million Term Loan, which requires a $1.4 million principal repayment in fiscal year 1998 and increasing principal repayments in later years, and matures in 2002, and (ii) a Revolving Credit Facility of $20.0 million with $5.5 million outstanding at September 30, 1997. Approximately $5.6 million of the Revolving Credit Facility is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. At September 30, 1997 approximately $9.0 million was available to the Company for borrowings under the Revolving Credit Facility, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Revolving Credit Facility.

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

Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed  during the  quarter  ended
              September   30,  1997.   Reference   is  made  to  the   Company's
              Registration Statement and the exhibits filed therewith.
              The exhibits filed as part of this form are listed below:


Exhibit No.                                 Description
-----------                                 -----------
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

                                                      CFP Group, Inc.
                                                   CFP Holdings, Inc.
                                           Custom Food Products, Inc.
                                                 QF Acquisition Corp.


                                                 /s/ Eric W. Ek
                                                 -------------------------------
November  7, 1997                                Eric W. Ek
                                                 Vice President,
                                                   Chief Financial Officer and
                                                   Secretary of CFP Group, Inc.
                                                   And CFP Holdings, Inc. and
                                                   its subsidiaries

Exhibit Index

The following Exhibits are filed as part of this report:

Exhibit No.                                 Description
-----------                                 -----------
  27                                        Financial Data Schedule