Form 10-Q
period 1997-12-31
CFP HOLDINGS INC
filed 1998-02-10
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q
(Mark One)
      [ x ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                December 31, 1997

      [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         for the transition period from
                         _____________ To  _____________

   Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03
                     --------------------------------------

                                        CFP HOLDINGS, INC.
                      (Exact Name of Registrant as Specified in Its Charter)
           Delaware                                 2013                         95-4413619
(State or Other Jurisdiction of         (Primary Standard Industrial          (I.R.S. Employer
Incorporation or Organization)           Classification Code Number)       Identification Number)


                                          CFP GROUP, INC.
                      (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                2013                          95-4616486
(State or Other Jurisdiction of        (Primary Standard Industrial           (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)        Identification Number)



                                    CUSTOM FOOD PRODUCTS, INC.
                      (Exact Name of Registrant as Specified in Its Charter)

          California                               2013                          95-3760291
(State or Other Jurisdiction of        (Primary Standard Industrial           (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)        Identification Number)


                                       QF ACQUISITION CORP.
                      (Exact Name of Registrant as Specified in Its Charter)

           Delaware                               2013                           22-3174301
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

                        Class                          Outstanding at January 31, 1998
                        -----                          -------------------------------
  Voting Common Stock - Class A, $.01 par value                    14,705
Non-voting  common  Stock - Class  A,  $.01 par value              11,241
 Non-voting  common  Stock - Class B $.01 par value                 3,059


                                         CFP Group, Inc. and Subsidiaries

                                                     FORM 10-Q

                                                       INDEX

Part I     Financial Information                                                          Page #
                                                                                          ------
           Item 1.   Financial Statements

                     Consolidated balance sheets -                                           1
                         March 31, 1997 and December 31, 1997

                     Consolidated  statements of operations  Three months & nine             2
                         months ended December 31, 1997 & 1996

                     Consolidated statements of cash flows -                                 3
                         Nine months ended December 31, 1997 & 1996

                     Notes to consolidated financial statements                              4

           Item 2.   Management's Discussion and Analysis of                                 7
                     Financial Condition and Results of Operations

Part II    Other Information

           Item 6.   Exhibits and Reports on Form 8-K                                       10

Signatures

Exhibit Index

Part I     Financial Information
           Item 1.  Financial Statements


                                         CFP GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                      ASSETS
                                                                                                        March 31,       December 31,
                                                                                                           1997              1997
                                                                                                        ---------         ---------
                                                                                                              (in thousands)
Current assets:
   Cash and cash equivalents                                                                            $   2,139         $   2,794
   Accounts  receivable,  net of allowance for doubtful  accounts of $93,000 and
     $265,000 at March 31, 1997 and December 31, 1997, respectively                                        10,719            12,304
   Inventories                                                                                             11,340            18,802
   Prepaid expenses and other current assets                                                                2,526             1,834
                                                                                                        ---------         ---------
       Total current assets                                                                                26,724            35,734
Property and equipment, net                                                                                25,402            26,563
Costs in excess of net assets acquired, net                                                                72,021            69,461
Intangible and other assets, net                                                                            8,675             8,018
                                                                                                        ---------         ---------
     Total                                                                                              $ 132,822         $ 139,776
                                                                                                        =========         =========


                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term liabilities                                                             $   1,991         $   2,345
   Accounts payable                                                                                         4,964             9,375
   Accrued expenses and other current liabilities                                                           5,067             8,884
                                                                                                        ---------         ---------
       Total  current liabilities                                                                          12,022            20,604
                                                                                                        ---------         ---------
Long term liabilities                                                                                     137,864           139,732
                                                                                                        ---------         ---------
Commitments and contingencies
Redeemable common stock                                                                                     2,319             2,319
                                                                                                        ---------         ---------
Stockholders' deficiency:
     Preferred stock, $.01 par value; 6,472 shares authorized,
     none issued and outstanding
     Voting common stock - Class A, $.01 par value;  100,000 shares
     authorized,14,705  shares issued and outstanding                                                       3,196             3,196
     Nonvoting  common stock -  Class A, $.01 par value; 25,000 shares authorized, 11,241 shares issued and outstanding  (inclusive of
     3,011 shares  classified  as  redeemable  common stock)                                                2,204             2,204
     Nonvoting  common  stock - Class B, $.01 par value;  25,000 shares authorized, 3,321 shares issued and outstanding at March 31, 1997 and 3,059 at December 31, 1997  (inclusive  of 2,162 shares classified
     as redeemable common stock)                                                                              805               623
Stockholders' notes receivable                                                                               (337)             (203)
Accumulated deficit                                                                                       (25,251)          (28,699)
                                                                                                        ---------         ---------
     Total stockholders' deficiency                                                                       (19,383)          (22,879)
                                                                                                        ---------         ---------
       Total                                                                                            $ 132,822         $ 139,776
                                                                                                        =========         =========



                           See  accompanying  notes  to  consolidated  financial statements.


                                         CFP GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                                    Three Months Ended                      Nine Months Ended
                                                              ---------------------------------       -----------------------------
                                                              December 31,         December 31,       December 31,      December 31,
                                                                 1996                 1997               1996                1997
                                                               ---------           ---------           ---------          ---------
                                                                      (in thousands)
Sales                                                          $  20,624           $  47,335           $  56,285          $ 138,683
Cost of sales                                                     18,063              40,660              48,115            116,448
                                                               ---------           ---------           ---------          ---------
   Gross profit                                                    2,561               6,675               8,170             22,235
Selling, general and administrative expenses                       1,536               4,503               4,105             12,789
                                                               ---------           ---------           ---------          ---------
   Income from operations                                          1,025               2,172               4,065              9,446
Interest expense                                                     823               4,332               2,543             12,894
                                                               ---------           ---------           ---------          ---------
   Income (loss) before income taxes                                 202              (2,160)              1,522             (3,448)
Provision for income taxes                                           252                --                   505               --
                                                               ---------           ---------           ---------          ---------
Net income (loss)                                              $     (50)          $  (2,160)          $   1,017          $  (3,448)
                                                               =========           =========           =========          =========



                          See  accompanying  notes  to  consolidated  financial statements.


                                         CFP GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Nine Months Ended
                                                    (unaudited)


                                                                                                             Nine Months Ended
                                                                                                        ----------------------------
                                                                                                        Dec. 31,           Dec. 31,
                                                                                                          1996               1997
                                                                                                        --------           --------
                                                                                                              (in thousands)
 Cash flows from operating activities:
  Net income (loss)                                                                                    $  1,017           $ (3,448)
   Adjustments to reconcile  net income (loss) to net cash provided by
     (used in) operating  activities:
     Depreciation  and  amortization                                                                       1,608              4,943
     Amortization  of deferred  financing costs and original issue discount                                  471                962
     Deferred income taxes                                                                                    83               --
     Loss on sale of equipment                                                                              --                   15
     Changes in assets and liabilities:
       Accounts receivable                                                                                (1,509)            (1,585)
       Inventories                                                                                          (979)            (7,462)
       Prepaid expenses and other current liabilities                                                       (511)               697
       Income taxes receivables/payable                                                                      716               --
       Accounts payable                                                                                     (103)             4,411
       Accrued expenses and other current liabilities                                                        (30)             3,811
                                                                                                        --------           --------
         Net cash provided by operating activities                                                           763              2,344
                                                                                                        --------           --------
Cash flows from investing activities:
   Acquisition of property and equipment                                                                  (1,146)            (4,258)
   Proceeds from sale of property and equipment                                                             --                1,137
   Other assets                                                                                              693               (435)
                                                                                                        --------           --------
         Net  cash  used in  investing  activities                                                          (453)            (3,556)
                                                                                                        --------           --------
Cash flows from financing activities:
   Borrowings under revolving loan facility                                                                9,860             15,000
   Repayment of revolving loan facilities                                                                 (5,525)           (12,500)
   Proceeds from issuance of long-term debt                                                                 --                  992
   Repayment of long-term debt and capitalized lease obligations                                          (1,884)            (1,270)
   Deferred financing costs                                                                                 --                 (308)
   Proceeds from sale of common stock                                                                       --                   15
   Collection of shareholder notes receivable                                                               --                    1
   Exercise of stock options                                                                                 101               --
   Purchase of common stock                                                                                 (101)               (63)
                                                                                                        --------           --------
         Net cash provided by financing activities                                                         2,451              1,867
                                                                                                        --------           --------
Net  increase in cash                                                                                      2,761                655
Cash, beginning of period                                                                                    847              2,139
                                                                                                        --------           --------
Cash, end of period                                                                                     $  3,608           $  2,794
                                                                                                        ========           ========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                                           $  2,408              8,328
     Income taxes                                                                                           --                 --


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

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended nearest December 31, 1997 and 1996 were 13 week periods. For simplicity of presentation, the Company has described the interim periods herein as ending on December 31.

NOTE 2: ACQUISITION

     CFP Group was incorporated on November 26, 1996 and was formed to recapitalize CFP Holdings. CFP Group and CFP Holdings are companies which have no operations or assets separate from their investments in their respective subsidiaries.

     On December 31,  1996,  pursuant to a securities  purchase  agreement,  the
Company acquired all of the equity interests in Quality Foods (the "Acquisition") for a total purchase price of $67.1 million which was composed of
(i) cash payments to the sellers of $64.0 million, less a purchase price adjustment refund received from sellers of $354,000, (ii) the issuance of 2,162 shares of nonvoting common stock-Class B valued at $1.5 million, plus (iii) acquisition costs of $2.6 million less cash assumed of $600,000. Funds for the Acquisition, the repayment of certain existing indebtedness, and for working capital were primarily provided by $76.0 million in term loans, a $20.0 million revolving credit facility and $25.0 million of subordinated bridge loans. The fair value of the assets acquired was $95.4 million, the cash paid was $65.6 million, the fair value of Common Stock issued was $1.5 million and liabilities assumed or paid upon the Acquisition were $28.3 million.

NOTE 3: ISSUANCE OF SENIOR GUARANTEED NOTES

     In connection with the Acquisition, CFP Holdings completed a 144A private placement (the

"Offering") of $115.0 million of 11 5/8% Senior Guaranteed Notes due 2004 (the "Old Notes"). On July 7, 1997, CFP Holdings initiated an exchange offer (the "Exchange Offer") whereby all of the Old Notes were subsequently exchanged for 11 5/8% Series B Senior Guaranteed Notes due 2004 (the "Notes"). The terms of the Notes are identical in all material respects to the Old Notes, except that the notes have been registered under the Securities Act of 1933, as amended, and therefore do not bear legends restricting their transfer and do not contain certain provisions providing for the payment of liquidated damages to the holders of the Old Notes under certain circumstances relating to the registration of the Old Notes, which provisions terminated upon the initiation of the exchange of the Old Notes for the Notes. The Notes bear interest at a rate of 11 5/8% and mature on January 15, 2004. The Notes are unconditionally guaranteed on a senior basis by Quality Foods, Custom Foods and CFP Group. Interest on the Notes is payable semi-annually on January 15 and July 15, effective July 15, 1997.

     Proceeds from the sale of the Old Notes were used (i) to repay $66.0 million principal amount of term loans, (ii) to repay $25 million of bridge notes, (iii) to fund the payment of a $16 million cash distribution to holders of CFP Group's Class A Voting and Nonvoting Common Stock, and (iv) to repay $2.8 million of borrowings under a revolving credit facility.

NOTE 4: THE BANK CREDIT AGREEMENT

     Concurrent with the Acquisition, CFP Group and CFP Holdings entered into a Credit Agreement (the "Bank Credit Agreement") with NationsBank of Texas, N.A. and certain other lenders, which provided the Company with (i) a new 5 1/2 year revolving credit facility (the "Revolving Credit Facility") under which up to an aggregate of $20.0 million (subject to borrowing base) is available for borrowing, (ii) a 5 1/2 year $10.0 million term loan, (iii) a 5 1/2 year $41.0 million term loan and (iv) a 7 year $25.0 million term loan. Upon the consummation of the Offering and the application of the net proceeds thereof, the $41.0 million term loan and the $25.0 million term loan were repaid in full. Borrowings and other obligations under the Bank Credit Agreement are guaranteed on a senior secured basis by CFP Group and by Custom Foods and Quality Foods and are collateralized by substantially all of the assets of the Company.

     The Revolving Credit Facility matures in June 2002. Loans under the Revolving Credit Facility initially bear interest at a rate equal to 1.25% per annum over the agent's base rate or 2.50% per annum over the Eurodollar Rate.

     The Credit Agreement was amended on August 4, 1997, retroactive to June 30, 1997, and on February 5, 1998, retroactive to December 31, 1997, in order to adjust certain financial covenants and limitations included in the Agreement. The Company was in compliance with these covenants and limitations, as amended, at December 31, 1997.

NOTE 5: INVENTORIES
     Inventories consisted of the following:

                                                    March 31,       December 31,
                                                      1997               1997
                                                     -------           -------
Raw materials                                        $ 4,498           $ 5,729
Work-in-process                                        2,157             4,753
Finished goods                                         4,685             8,320
                                                     -------           -------
     Total                                           $11,340           $18,802
                                                     =======           =======



NOTE 6: LONG-TERM OBLIGATIONS

                                                                                             March 31,     December 31,
                                                                                               1997           1997
                                                                                             ---------      ---------
Long-term obligations consisted of the following:
     Senior notes payable, interest at 11 5/8% payable semiannually,
         principal due January 2004                                                          $ 115,000      $ 115,000
     Term note payable to a bank, interest at a reference rate (8.5% at December
         31, 1997) plus 2% or Eurodollar rate (5.8% at December 31, 1997) plus
         3% payable semiannually, principal payable quarterly at $1.0 million
         increasing to $2.2 million with the remaining balance due in June 2002                 10,000          9,333
     Revolving loan payable to a bank, interest at a reference rate (8.5% at
         December 31, 1997) plus 1.25% or Eurodollar rate (5.8% at December 31,
         1997) plus 2.5% payable quarterly, expires June 2002                                      500          3,000
     Debt assumed in connection with the acquisition of Quality Foods:
         Revenue bond payable to a government financing authority, interest at a reference rate (5.8% at December 31, 1997) not to exceed 18%
              payable monthly, principal payable annually at $100,000 increasing
              to $400,000 through December 2014                                                  4,300          4,300
         Notespayable to a  government  agency,  interest  at 2%,  payable  with principal monthly through April 2012, collateralized in a second
              position on the Company's Philadelphia facility                                    2,154          2,013
         Note payable to a government  agency,  interest at 0.5% payable monthly beginning April 1999 through October 2005, principal and interest payable inequal monthly installments from November 2005 through
              April 2010, collateralized in a shared third position on the
              Company's Philadelphia facility                                                    1,000          1,000
         Notespayable to a government agency,  interest at 5.25% payable monthly with principal  through February 2012,  collateralized in a shared
              third position on the company's Philadelphia facility                                747            722
     Capital lease obligations payable in varying monthly  installments  through
         2019,  collateralized  by buildings and equipment with a net book value of $6,042,000 and $6,473,000,  at March 31, 1997, and December 31, 1997
         respectively                                                                            6,154          6,709
                                                                                             ---------      ---------
Total                                                                                          139,855        142,077
Less current portion                                                                            (1,991)        (2,345)
                                                                                             ---------      ---------
Long-term debt                                                                               $ 137,864      $ 139,732
                                                                                             =========      =========

                                                               6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended December 31, 1997 compared to three months ended December 31, 1996.

     Net Sales. Net sales increased to $47.3 million for the three month period ended December 31, 1997 from $20.6 million for the period ended December 31, 1996. Approximately $22.5 million of this $26.7 million increase was due to the inclusion of Quality Foods' sales subsequent to the Acquisition. Sales of Custom Foods' value-added products increased $2.5 million over the three months ended December 31, 1996, principally as a result of increased sales to new and existing customers. Further, net sales to Arby's increased $1.7 million during this period as a result of formula pricing during a period of rising meat costs. Total pounds sold by the company increased to 27.9 million pounds for the three months ended December 31, 1997 from 16.3 million pounds for the three months ended December 31, 1996. Pounds sold increased primarily due to the Quality Foods' results being included and the increased sales of Custom Foods' value-added products. Pounds sold to Arby's decreased during the period due to a decrease in demand from Arby's, partially as a result of fewer promotional activities. The net sales price increased to $1.70 per pound from $1.26 per pound primarily as a result of Quality Foods' sales which are sold at higher per pound prices than sales to Custom Foods' customers.

     Gross Profit. Gross profit increased to $6.7 million for the three months ended December 31, 1997 from $2.6 million for the three months ended December 31, 1996. Approximately $3.1 million of this $4.1 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition, with the remainder of the increase being due to increased sales of Custom Foods' value-added products. The gross margin increased to 14.1% for the three months ended December 31, 1997 from 12.4% for the three months ended December 31, 1996. The increase in gross margin as a percent of sales was primarily due to the Quality Foods' results being included as well as a change in mix at Custom Food Products towards higher margin value-added products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.5 million for the three months ended December 31, 1997 from $1.5 million for the three months ended December 31, 1996. Approximately $2.1 million of this $3.0 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition. In addition, approximately $800,000 of the increase is attributable to amortization of goodwill related to the Acquisition.

     Income from Operations. Income from operations increased to $2.2 million for the three months ended December 31, 1997 from $1.0 million for the three months ended December 31, 1996. The

      `



increase of $1.2 million is primarily due to the inclusion of Quality Foods' results subsequent to the Acquisition as well as the other items discussed above.

     Interest Expense. Interest expense increased to $4.3 million for the three months ended December 31, 1997 compared to $823,000 for the three months ended December 31, 1996, primarily attributable to the Offering and indebtedness incurred to finance the Acquisition.

     Provision for Income Taxes. Provision for income taxes decreased to zero for the three months ended December 31, 1997 from $252,000 for the three months ended December 31, 1996. For the three months ended December 31, 1997, the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its' net operating loss carryforwards.

     Net Loss. A net loss of $2.2 million was incurred for the three months ended December 31, 1997 versus a net loss of $50,000 for the three months ended December 31 1996 due to the net impact of the foregoing items.

Nine months ended December 31, 1997 compared to nine months ended December 31, 1996.

     Net Sales. Net sales increased to $138.7 million for the nine month period ended December 31, 1997 from $56.3 million for the nine month period ended December 31, 1996. Approximately $65.3 million of this $82.4 million increase was due to the inclusion of Quality Foods' sales subsequent to the Acquisition. Sales of Custom Foods' value-added products increased $9.7 million over the nine months ended December 31 1996, principally as a result of increased sales to new and existing customers. Further, net sales to Arby's increased $7.4 million during this period as a result of increases in sales to several Eastern U.S. markets pursuant to the new three-year contract, and also as a result of formula based pricing in a period of rising meat costs. Total pounds sold by the company increased to 81.2 million pounds for the nine months ended December 31, 1997 from 44.1 million pounds for the nine months ended December 31, 1996. Pounds sold increased primarily due to the Quality Foods' results being included and the increased sales of Custom Foods' value-added products. The net sales price increased to $1.71 per pound from $1.28 per pound primarily as a result of Quality Foods' sales which are sold at higher per pound prices than sales to Custom Foods' customers.

     Gross Profit. Gross profit increased to $22.2 million for the nine months ended December 31, 1997 from $8.2 million for the nine months ended December 31, 1996. Approximately $11.1 million of this $14.0 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition, with the remainder of the increase being primarily due to increased sales of Custom Foods' value-added products. The gross margin increased to 16.0% for the nine months ended December 31, 1997 from 14.5% for the nine months ended December 31, 1996. The increase in gross margin as a percent of sales was primarily due to the Quality Foods' results being included.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.8 million for the nine months ended December 31, 1997 from $4.1 million for the nine months ended December 31, 1996. Approximately $5.9 million of this $8.7 million increase was due to the inclusion of Quality Foods' results subsequent to the Acquisition. In addition, approximately $2.4 million of the increase is attributable to amortization of goodwill related to the Acquisition.

     Income from Operations. Income from operations increased to $9.4 million for the nine months ended December 31, 1997 from $4.1 million for the nine months ended December 31, 1996. The increase of $5.3 million is exclusively due to the inclusion of Quality Foods' results subsequent to the Acquisition as well as the other items discussed above.

     Interest Expense. Interest expense increased to $12.9 million for the nine months ended December 31, 1997 compared to $2.5 million for the nine months ended December 31, 1996, primarily attributable to the Offering and indebtedness incurred to finance the Acquisition.

     Provision for Income Taxes. Provision for income taxes decreased to zero for the nine months ended December 31, 1997 from $505,000 for the nine months ended December 31, 1996. For the nine months ended December 31, 1997, the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its' net operating loss carryforwards.

     Net Loss. A net loss of $3.4 million was incurred for the nine months ended December 31, 1997 versus a net income of $1.0 million for the nine months ended December 31, 1996 due to the net impact of the foregoing items.


Liquidity and Financial Resources

     The Acquisition has had a major impact on the Company's financial condition. The Company's total consolidated indebtedness was $142.1 million at December 31, 1997. Interest payments on the Notes and anticipated interest and principal payments under the Bank Credit Agreement represent significantly increased obligations of the Company. The Notes require semi-annual interest payments which commenced July 1997. Borrowings under the Bank Credit Agreement bear interest at floating rates and require quarterly interest payments. The Bank Credit Agreement provides the Company with (i) a $10.0 million Term Loan, which requires a $1.4 million principal repayment in fiscal year 1998 and increasing principal repayments in later years, and matures in 2002, and (ii) a Revolving Credit Facility of $20.0 million with $3.0 million outstanding at December 31, 1997. Approximately $6.2 million of the Revolving Credit Facility is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. At December 31, 1997 approximately $10.8 million was available to the Company for borrowings under the Revolving Credit Facility, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Revolving Credit Facility.

     As previously announced, the Company has signed a letter of intent to acquire a value-added beef processing company for a proposed purchase price of less than $15 million. The Company plans to finance the transaction with the proceeds from an equity offering. However, there can be no assurance that such acquisition shall actually occur or that the company will be able to secure financing for such transactions.

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

Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 31, 1997. Reference is made to the Company's Registration Statement and the exhibits filed therewith.
              The exhibits filed as part of this form are listed below:



Exhibit No.       Description
-----------       -----------
10.1              The  Second  Amendment  and  limited  waiver  to  amended  and restated  credit  agreement dated as of February 5, 1998 among
                  CFP   Holdings,   Inc.,   CFP  Group,   Inc.,   the  financial
                  institutions   listed   on  the   signature   pages   therein,
                  NationsBank of Texas, N.A., as administrative  agent and Fleet
                  National Bank, as documentation agent.

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

                                                              CFP Group, Inc.
                                                           CFP Holdings, Inc.
                                                   Custom Food Products, Inc.
                                                         QF Acquisition Corp.


February 9, 1998                                    /s/ Eric W. Ek
                                                 ------------------------------
                                                 Eric W. Ek
                                                 Vice President,
                                                    Chief Financial Officer and
                                                    Secretary of CFP Group, Inc.
                                                    And CFP Holdings, Inc. and
                                                    its subsidiaries

Exhibit Index

The following Exhibits are filed as part of this report:

Exhibit No.       Description
-----------       -----------
10.1              The  Second  Amendment  and  limited  waiver  to  amended  and restated  credit  agreement dated as of February 5, 1998 among
                  CFP   Holdings,   Inc.,   CFP  Group,   Inc.,   the  financial
                  institutions   listed   on  the   signature   pages   therein,
                  NationsBank of Texas, N.A., as administrative  agent and Fleet
                  National Bank, as documentation agent.

27                Financial Data Schedule