Form 10-K405
period 1998-03-31
CFP HOLDINGS INC
filed 1998-06-26
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
                                    -----------------------------

                                              FORM 10-K
    (Mark One)
    |X|  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended:                 March 31, 1998
                                                or
    |_|  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from   ............... to ...............

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
(State or Other Jurisdiction of        (Primary Standard Industrial          (I.R.S. Employer
Incorporation or Organization)                Classification               Identification Number)

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

                                          213-727-0900
                      (Registrant's telephone number, including area code)
                              ------------------------------------

                  Securities registered pursuant to Section 12(b) of the Act:
                                             None.
                  Securities registered pursuant to Section 12(g) of the Act:
                                             None.

Indicate by check mark  whether  the  registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the  Securities  Exchange Act of 1934 during the  preceding 12 months (or for shorter period that the  registrant was required to file such reports),  and (2) has been subject to filing requirements for the past 90 days.

                                   [ x ] YES              [ ] NO

Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-K is not  contained  herein,  and  will  not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy of information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                [ x ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable  date.  There is no public  trading market for shares of the registrants Common Stock.

           Class                                             Outstanding at May 23, 1998
           -----                                             ---------------------------
      Voting Common Stock - Class A, $.01 par value                   14,705
    Non-voting common Stock - Class A, $.01 par value                 11,241
    Non-voting common Stock - Class B, $.01 par value                  3,059


                                                  CFP GROUP, INC.
                                                CFP HOLDINGS, INC.
                                            CUSTOM FOOD PRODUCTS, INC.
                                               QF ACQUISITION CORP.
                                 Form 10K for the Fiscal Year Ended March 31, 1998
                                                 TABLE OF CONTENTS
                                                                                               Page No.
                                                                                               --------
PART I
         Item 1.      Business                                                                        3
         Item 2.      Properties                                                                     14
         Item 3.      Legal Proceedings                                                              14
         Item 4.      Submission of matters to a Vote of Security Holders                            15

PART II
         Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters           15
         Item 6.      Selected Financial Data                                                        15
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                     16
         Item 8.      Financial Statements and Supplementary Data                                    24
         Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                     24

PART III
         Item 10.     Directors and Executive Officers of the Registrant                             25
         Item 11.     Executive Compensation                                                         27
         Item 12.     Security Ownership of Certain Beneficial Owners and Management                 33
         Item 13.     Certain Relationships and Related Transactions                                 34

PART IV
         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                36

SIGNATURES                                                                                           38

Special Note Regarding Forward Looking Informaton

         CFP Group, Inc., (the "Company"), or its representatives, may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in customers and the Company's financial position and other plans and objectives for future operations. Certain of the matters discussed may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are set forth among the factors set forth in the "Factors Affecting Future Performance" section in Item 1 of this report, as well as factors contained in the Company's other securities filings.

         All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.


Part I
     Item 1.   Business
         History

         CFP Group, Inc. became the parent of CFP Holdings, Inc. on December 31, 1996 after the recapitalization of CFP Holdings in a series of transactions whereby each person owning capital stock (or options to acquire capital stock of CFP Holdings) exchanged their equity interests for equivalent interests of capital stock (or options to acquire capital stock) of CFP Group. CFP Holdings was formed in 1993 by First Atlantic, a private investment firm specializing in acquiring and building middle market companies, and commenced operations on April 1, 1993 after acquiring all of the outstanding stock of Center of the Plate Foods, Inc., and all significant operating assets of Best Western Foods, Inc.. Best Western was a leading supplier of uncooked beef to the Arby's restaurant chain while Center of the Plate constituted what is today Custom Foods' value-added operations. Under First Atlantic's sponsorship, Custom Foods has focused on building its core value-added product line by expanding its manufacturing facilities, enhancing its product development capabilities and developing a growth strategy aimed at diversifying its customer base.

         On December 31, 1996 CFP Holdings acquired Quality Foods. Founded in the 1940's as William Cohen and Son Company, Inc., Quality Foods has a 50-year history of supplying the foodservice industry. Quality Foods is one of the leading manufacturers of sandwich steak products in the United States.

     General

         The Company is a leading developer, manufacturer and marketer of value-added meat and poultry products sold to the foodservice industry and manufacturers of packaged foods. The Company provides a wide range of pre-cooked and uncooked products, including beef and chicken sandwich steaks; beef, pork and poultry meat rolls used in further processing; charbroiled products and crumble toppings; barbecue-flavored meats; and meatballs. The Company principally manufactures higher margin specialty products that provide superior quality and performance for the end-user and that are typically custom-formulated to meet specific customer requirements. In the foodservice industry, the Company supplies some of the country's leading restaurant chains and outlets, including Subway, Great Steak & Potato Company, International House of Pancakes, Inc., Domino's Pizza, Inc., Wal-Mart Stores, Inc., Nathan's Famous Inc., Blimpie International, Inc. and Arby's. The Company also serves many of the country's leading packaged foods manufacturers, including Chef America, H. J. Heinz Company, Inc., Foodbrands America, Inc., Schwan's Sales Enterprises Inc., Kraft Foods Inc. and McLane Company, Inc. The Company believes that its proprietary recipes and manufacturing processes, national presence and long-standing customer relationships pose barriers to entry for other manufacturers seeking to provide competitive products. The Company is comprised of two operating subsidiaries, Quality Foods, which was acquired on December 31, 1996, and Custom Foods.

         Quality  Foods  is  one  of  the  country's  leading  manufacturers  of pre-cooked and uncooked, thinly- sliced beef used primarily in Philadelphia-style steak sandwiches. It also supplies sliced chicken products and pre-cooked and uncooked meatballs and hamburger patties. Quality Foods serves the foodservice industry, with particular emphasis on Quick Service Restaurants (QSRs), sandwich chains and family dining establishments. For over ten years, Quality Foods has been the primary supplier of pre-cooked beef to the Subway restaurant chain for its popular steak and cheese sandwich. Quality Foods employs a proprietary forming and freezing process that, the Company believes, produces a product with excellent flavor and visual appearance, as well as superior yield when cooked.

         Quality Foods sells its products through an established network of independent foodservice brokers and over 400 foodservice distributors located in 42 states and six Canadian provinces. Quality Foods has recently developed and introduced several complementary beef and chicken products which, the Company believes, can be successfully marketed through these established distribution channels.

         In November 1996, Quality Foods completed an $11.0 million purchase, renovation and retrofit of a 150,000 square foot production facility in Philadelphia, and the substantial consolidation of three manufacturing and administrative facilities into this location (collectively, the "Philadelphia Consolidation") which has more than doubled Quality Foods' production capacity and which the Company believes will enable it to meet its currently anticipated manufacturing needs for at least the next five years.

         Custom Foods develops, manufactures and markets pre-cooked meat and poultry products sold primarily to manufacturers of branded and private label packaged foods, also referred to as "industrial" users, and is also a major supplier of frozen, uncooked beef product to the Arby's restaurant chain. Custom Foods' pre-cooked products include a variety of pork, beef, chicken and turkey items, such as meat rolls used in further processing; barbecue products; Mexican specialties; charbroiled patties and crumble toppings. Custom Foods focuses on sales to manufacturers of frozen and refrigerated convenience foods, including items in the fast-growing hand-held foods segment. Custom Foods is the largest supplier of custom-formulated meat and poultry fillings to Chef America for use in substantially all of its microwaveable sandwich product lines. Chef America has accounted for a majority of Custom Foods' sales of pre-cooked products for each of the past three years. See "Factors Affecting Future Performance
     - Importance of Key Customers." Due to capacity constraints and the growing needs of its customers, Custom Foods has, over the past three years, significantly broadened its operations with the opening and subsequent
     expansion  of  a  new  facility  in  Kentucky.   With  capacity  expansions
     completed, Custom Foods recently created a direct sales and marketing department. Custom Foods has developed over 400 proprietary product formulations, many of which, the Company believes, can now be successfully marketed through this sales group.

         Custom Foods and its predecessors have supplied beef products to Arby's for over 20 years. Prior to fiscal 1995, Custom Foods supplied Arby's on a national basis. However, in the first quarter of fiscal 1995, Custom Foods entered into an 18-month contract to supply Arby's on a regional basis, reducing the scope of its arrangement due to a new competitive bidding process and a freight advantage enjoyed by certain other suppliers. Under this contract, sales to Arby's declined from $61.0 million in fiscal 1994 to $26.2 million in fiscal 1995, resulting in an overall 28.9% decrease in Custom Foods' net sales. Nevertheless, Custom Foods' income from operations during this period increased 19.7%, reflecting significant growth in its more profitable pre-cooked operations. In June 1996, following completion of the expansion of its Kentucky facility, Custom Foods entered into a new three-year contract to once again supply Arby's on a national basis.


     Recent Developments

         The Company has announced that it has signed a letter of intent to acquire a privately held Midwestern value-added beef processing company for a proposed purchase price of less than $15 million.

         CFP has substantially completed its due diligence on the company and, subject to the negotiation of a definitive purchase agreement and obtaining appropriate financing, expects to consummate the acquisition in the third calendar quarter.


     Industry

     Value-Added Meat and Poultry Processors

         Value-added meat and poultry processors such as the Company purchase raw cuts of beef, pork, chicken and turkey and process them into packaged form for further processing or for distribution into the foodservice and retail markets. Various steps including blending, forming, cooking, slicing and mixing with vegetables and flavorings are employed to create consistent products that fulfill specific preparation or processing needs of customers. Industry trends have increased the demand for value-added meat and poultry products like those provided by the Company, including the desire for more uniform and consistent end-products, continuous focus on reduced preparation and/or reduced manufacturing costs and increased food safety concerns. The Company believes that it is well positioned among value-added meat and poultry processors to capitalize on these trends as a result of its national distribution, broad pre-cooked product capabilities, multiple modern manufacturing facilities and a diversified focus on both foodservice and industrial markets.

     Foodservice

         The foodservice industry is composed of establishments that serve food outside the home and includes restaurants; the food operations of health care providers, schools and other institutions, hotels, resorts and corporations; and other non-traditional foodservice outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the foodservice industry is the growth in the number of non-traditional foodservice outlets such as, convenience stores, retail stores, supermarkets and food kiosks. These non-traditional locations often lack extensive cooking, storage or preparation facilities, resulting in a need for pre-cooked and prepared foods similar to those provided by the Company. The expansion in the foodservice industry has also been accompanied by the continued consolidation and growth of broadline and specialty foodservice distributors, many of which are long-standing customers of the Company.

     Industrial

         The majority of the Company's existing and targeted industrial customers are involved in the manufacture of branded and private label packaged foods. The same trends which have contributed to the increase in away-from-home meal preparation have also fueled the growth in easy to prepare, microwaveable frozen and refrigerated convenience foods. Among the fastest growing segments is the frozen and refrigerated hand-held foods market. This growth has been driven by improved product quality and variety and the increasing need for inexpensive, yet hearty, food items which require minimal preparation. Despite rapid growth, many categories of frozen and refrigerated hand-held foods have achieved minimal household penetration. The Company believes it has been successful in establishing and maintaining supply relationships with many of the leading manufacturers in this market, including Chef America, and that it is well-suited to service this customer base with a broad line of value-added products which meet its customers needs.

     Products

         The Company manufactures and markets a wide variety of value-added beef, pork and poultry products for both foodservice and industrial customers. Products are provided in either "solid-muscle," or natural cut form, and "restructured" form, whereby natural cuts are ground, blended or emulsified to provide a generally more consistent and lower cost end product. The Company manufactures both pre-cooked and uncooked products in both portion-controlled and bulk form, depending upon the specific preparation, storage or manufacturing needs of the end customer. Various sauces, spices, marinades and vegetable mixtures are also used in certain of the Company's products.

     Customers and End Purchasers

         The Company serves several hundred active customers including broad line and specialty foodservice distributors, packaged foods manufacturers and major national and regional restaurant chains. Subway distributors, Arby's distributors and Chef America accounted for 20%, 26% and 15% of the Company's net sales, respectively, in fiscal 1998. No other customer accounted for as much as 5% of the Company's net sales during fiscal 1998.

         The Company supplies its foodservice customers generally through distributors which take title to the product and resell it. Among the Company's customers are many of the country's largest broad line and specialty food service distributors. For these and other large end purchasers, the Company's products generally go through extensive qualification procedures and its manufacturing capabilities are subjected to thorough review by the end purchasers prior to the Company's approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. In its value-added operations, the Company believes that its manufacturing flexibility, national presence and long-standing customer relationships pose barriers to entry for other manufacturers seeking to provide similar products to the Company's current large foodservice end purchasers.

         The Company's industrial customers comprise some of the leading packaged foods manufacturers in the country. Given the highly customized nature of the Company's products, relationships are generally maintained at various levels within the Company. The Company believes that it has been able to maintain and expand these relationships through its attention to customer service, by providing products that consistently meet the changing needs of its customers and by remaining cost competitive. The Company believes that once its value-added products are approved as principal ingredients in its customers' end products, there exist high barriers to entry for other manufacturers as long as the Company's overall quality, costs and product support remain competitive.

     Sales and Marketing

         The Company divides its sales and marketing efforts between the foodservice and industrial markets in order to better serve its target markets. Sales are driven by both a direct sales force and an independent broker network.

     The Sales Force

         In its foodservice sales operations, the Company employs 11 sales and sales support personnel, located throughout the United States. These individuals manage the broker network and develop and maintain the Company's relationships with large end purchasers, including Subway and its various franchisee groups, QSRs, sandwich chains and major distributors. Sales personnel also interface with the Company's independent foodservice distributor network, principally for the purposes of developing new accounts for existing products as well as developing new products to market through the existing channels.

         Industrial sales are conducted by six in-house sales and sales support personnel, located in California and Texas. Sales are generally made without the use of foodservice brokers, and involve a high degree of customer service and interaction with the product development, manufacturing and purchasing personnel of the end purchaser.

     Independent Broker Network

         The Company maintains a network of independent foodservice brokers covering most of the states as well as Canada, all of which are compensated on a commission basis. The Company believes that its broker relationships are a valuable asset providing significant new product and customer opportunities. The brokers perform several significant functions for the Company including identifying and developing new business opportunities and providing customer service and support to the Company's distributors and end purchasers.

     Manufacturing and Processing

         The Company purchases whole cuts of raw meat and poultry in either fresh or frozen form and subjects them to various processing steps including blending, forming, cooking and, in some cases, further processing including shredding, cubing, slicing and the addition of sauces and vegetables. The Company has developed highly specialized products for customers which include proprietary recipes and manufacturing processes that the Company believes would be difficult for a competitor to duplicate. Custom Foods usually develops the recipes and manufacturing processes for its customers, or receives general requirements and then develops a product formulation and manufacturing process to produce a product that meets the needs of its customers. These requirements can include specific fat and nutritional content, taste, texture, and various performance characteristics specific to the customer's manufacturing process.

         The Company generally retains ownership of its proprietary manufacturing processes and generally retains ownership of its product recipes. Although the customer often specifies the ultimate "label" requirements and product specifications, the actual manufacturing steps and processes typically remain confidential and proprietary to the Company.

     Raw Materials and Suppliers

         The Company's principal raw materials consist of fresh and frozen cuts of beef, pork and poultry, purchased from a variety of local, national and foreign suppliers. The Company often makes forward volume commitments on raw materials to lock in availability and pricing consistent with its production expectations. The Company also purchases a variety of spices, binders, sauces and other product additives used in the manufacturing process.

         The Company typically utilizes a variety of meat and poultry cuts in the manufacture of its restructured products. In its sandwich steak product lines, however, the Company generally purchases beef lifter and loin tail cuts to ensure product quality and consistency throughout the manufacturing process. Lifter meat, and to a lesser extent loin tail, have historically experienced significant price fluctuations during the course of the year based on seasonal buying patterns of large users and product availability relative to other cuts of beef, with prices typically lowest from June to August and highest in the Spring and Fall. Historically, the Company has purchased larger quantities during the low points in the seasonal cycle, formed the product into an intermediate stage and frozen it for further processing as production requirements dictate.

         The Company believes that its beef, pork and poultry raw materials are available from a number of sources at market prices and quantities sufficient to meet its anticipated production needs. The Company does, however, concentrate certain beef and pork purchases to ensure the highest quality and consistency of product and to improve its overall costs. For fiscal 1998 the Company purchased a significant amount of its meat and poultry requirements from divisions of ConAgra, Inc.

     Patents and Trademarks

         The Company has no material patents or trademarks on which its business depends.

     Competition

         The Company competes in highly competitive markets with a significant number of companies of various sizes, including divisions or subsidiaries of larger companies. The principle competitive factors in its markets are product quality and consistency, price, customer service, and ability to produce highly specialized products to meet specific customer requirements. Many of the Company's competitors are larger and have greater financial resources.

     Government Regulatory Matters

         The Company is subject to federal, state and local health laws and regulations that establish standards for the manufacture, storage, labeling and transport of foodstuffs. The USDA is the regulatory body that is primarily responsible for monitoring the Company's operations. Beef, pork and poultry inspection is mandatory, under the jurisdiction of the Food Safety and Inspection Service (a division of the USDA), for meat that is transported across state lines or is otherwise placed in interstate commerce.

         The Company operates USDA-approved facilities. The Company's programs are designed to assure that its Company's products are manufactured under conditions that meet or exceed all applicable government standards. Such programs are monitored by federal inspectors and include: (i) inspection of meat at various stages of processing, (ii) temperature monitoring for both fresh and cooked meat, (iii) review and approval of labeling and (iv) controlling and monitoring the use of additives.

         The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement of health standards and inspection of the facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of violative products, cease and desist orders, injunctions, monetary penalties and/or impoundment. The Company believes that its facilities and practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

     Employees

         As of March 31, 1998, the Company had approximately 550 employees.

         Approximately 280 of the Company's employees are represented by the Teamsters Union under contracts which expire in March 2000 and January 2001. The Company has not had a strike during the past ten years.

     Factors Affecting Future Performance

     Significant Leverage and Indebtedness Service

         The Company incurred substantial indebtedness in connection with the financing of the Quality Foods Acquisition and is highly leveraged. As of March 31, 1998, the Company had total consolidated indebtedness (including capitalized lease obligations) of approximately $143.5 million and a stockholders' deficiency of $25.0 million. Outstanding debt at March 31, 1998 primarily relates to the 11.625% Senior Notes due 2004 (the "Senior Notes") and borrowings under a term loan and revolving credit agreement (the "Bank Credit Agreement"). Borrowings under the Bank Credit Agreement were refinanced in May 1998 with a new $40 million loan and security agreement (the "Loan and Security Agreement"). Subject to the restrictions in the Loan and Security Agreement and the Senior Notes Indenture, the Company and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures and acquisitions and for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The degree to which the Company is leveraged will have important consequences to the holders of the Senior Notes, including: (i) limitations on the Company's future ability to obtain additional financing for working capital or other purposes; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings, including the borrowings under the Loan and Security Agreement, will be at variable rates of interest which will cause the Company to be vulnerable to increases in interest rates; (iv) making the Company more vulnerable to economic downturns and limiting its ability to withstand competitive pressures; and
     (v) the Senior Notes will mature after substantially all of the Company's other indebtedness.

         The Company's ability to make scheduled payments of principal on, or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control, as well as the availability of borrowings under the Loan and Security Agreement or successor facilities. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it will be required to refinance all or a portion of its existing indebtedness, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing would have a material adverse effect on the Company.

     Importance of Key Customers

         Certain customers are material to the business and operations of the Company. Subway distributors, Arby's distributors and Chef America accounted for 20%, 26%, and 15% of the Company's net sales, respectively, in fiscal 1998. No other customer accounted for as much as 5% of the Company's net sales during the fiscal year.

         The Company's prospects will continue to depend upon the success of the Subway and Chef America products that incorporate meats provided by the Company, as well as Subway's and Chef America's retention of the Company as a major supplier. Although the Company believes that it has excellent relationships with these customers and that such relationships are mutually beneficial, the Company does not have long-term contracts with either Subway or Chef America, and the loss of either as a customer, or a significant reduction in the Company's business with either of them, would have a material adverse effect on the Company. Commencing with the last quarter of fiscal year 1998 and continuing through the first quarter of fiscal year 1999 sales to Chef America have declined. Total revenues at the Company's Custom Foods division for the last quarter of fiscal year 1998 were essentially unchanged when compared to the three months ended March 31, 1997, as the decline in Chef America volume was offset by sales to other customers. Based on discussions between Chef America and the Company, the Company believes that Chef America is expanding the number of food product suppliers they are using in order to support their growth. However, as a result of the decreased volume to Chef America in the last quarter of fiscal year 1998 and the first quarter of fiscal year 1999, operating results for the Company's Custom Foods value-added division were and are expected to be adversely affected.

         While Arby's is one of the Company's three largest customers, sales to Arby's distributors produce relatively low profit margins, compared to other higher margin value-added products of the Company, and require a high level of the Company's working capital relative to the profit margins produced.

     Competition

         The Company operates in highly competitive markets with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. The Company's sales to Arby's and its sales of hamburger patties and meatball items to other customers, because of their low value- added nature are the most price sensitive and competitive areas in which the Company competes. A number of the Company's competitors have multiple product lines, substantially greater financial and other resources available to them and are, to varying degrees, vertically integrated. There can be no assurance that the Company can continue to compete successfully with such other companies. Competitive pressures or other factors could cause the Company's products to lose market share or result in significant price erosion, which would have a material adverse effect on the Company.

    General Risks of Food Industry

         The food industry, and the markets within the food industry in which the Company competes, are subject to various risks, including: adverse changes in general economic conditions; evolving consumer preferences; nutritional and health-related concerns; federal, state and local food inspection and processing controls; consumer product liability claims; risks of product tampering; and the availability and expense of liability insurance. The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by foodborne pathogens such as E. coli, salmonella and others which are found in raw and improperly cooked meat. Consumer demand for meat and poultry fluctuates as the result of such outbreaks of illness. Product recalls are sometimes required in the meat and poultry industries to withdraw contaminated or mislabeled products from the market.

     Suppliers and Raw Materials

         The Company purchases large quantities of commodity beef, pork and poultry. Historically, market prices for products processed by the Company have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather and other conditions during the growing and harvesting seasons. The Company historically has been able to pass through some increases in the prices of beef, pork and poultry to end users. Failure to pass on significant price increases to its customers for a prolonged period of time would have a material adverse effect on the Company. Further, certain of the Company's customers, including Subway and Chef America, have fixed price arrangements for certain products in which the sale price is fixed for periods of up to one year. Although the fixed price arrangements are for a targeted quantity of products, there is no requirement to deliver the products until a purchase order is issued establishing quantity and delivery time. Should the prices of raw materials increase substantially for a prolonged period of time, the Company could be required to deliver products to these customers at lower gross margins than historically achieved.

     Government Regulation

         The operations of the Company are subject to extensive inspection and regulation by the United States Department of Agriculture ("USDA") and by other federal, state and local authorities, regarding the processing, packaging, storage, transportation, distribution and labeling of products that are manufactured, produced and processed by the Company. The Company's processing facilities and products are subject to frequent inspection by USDA and/or other federal, state and local authorities. On July 25, 1996, the USDA issued strict new policies against contamination by foodborne pathogens such as E. coli and salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points ("HACCP") program. The HACCP program required all meat and poultry processing plants to develop and implement sanitary operating procedures by January 27, 1997. Other HACCP program requirements began going into effect on January 26, 1998. As the USDA's HACCP requirements are relatively new, their impact on the meat and poultry industries is not yet fully known. However, the Company believes that it is currently in substantial compliance with all material governmental laws and regulations (including the January 1997 and 1998 HACCP requirements), and that it maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company will be able to maintain compliance with existing laws or regulations or that it will be able to comply with any future laws and regulations. Failure by the Company to comply with applicable laws and regulations would subject it to civil remedies, including withholding of necessary USDA inspections, fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which would have a material adverse effect on the Company.

         The business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with federal, state and local environmental laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.

     Dependence on Key Management

         The Company's executive officers and certain other key employees have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could have an adverse effect on the Company. The Company's future success will be dependent in part upon its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard. The Company has employment and non-competition agreements with certain key personnel.

     Controlling Stockholder

         Atlantic Equity Partners, L.P., a Delaware limited partnership ("AEP"), of which First Atlantic is the investment manager, owns 49.3% and 97.2% of the Company's fully-diluted common stock and voting common stock, respectively. As controlling stockholder, AEP is able, subject to certain contractual limitations, to determine the outcome of any corporate transaction or other matter submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of all or substantially all of the assets of the Company, or any of its subsidiaries (including the Company). In addition, AEP has the ability to elect a majority of the Company's Board of Directors and the Boards of Directors of its subsidiaries.

     Year 2000

         The Company is in the process of selecting a new Enterprise Wide System and currently expects to have a new system selected and implemented by July 1999. The company believes that implementation of the new system will address its major "year 2000 issues", which arise in cases where the computer systems or any equipment with computer chips use two-digit fields that recognize dates using the assumption that the first two digits are "19". On January 1, 2000, any clock or date recording mechanism including date sensitive software that uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, including among other things a temporary inability to process transactions, send invoices or engage in similar activities.

         The Company is currently engaged in a review of its computer systems and applications, including packaged software used by the Company, that will not be addressed by the new system. The Company expects to make any modifications required to resolve year 2000 issues in a timely manner and leave adequate time to assess and correct any significant issues that may materialize. The Company is also expecting to initiate formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is taking steps to reduce the likelihood that such failures could affect the Company's systems through any electronic communications.

         The Company does not expect that the review and modifications described above, excluding the cost of implementing the new system, will require material expenditures. If the Company is unable to successfully implement the new system sufficiently in advance of the year 2000, however, additional expenditures could be required and such expenditures could be substantial. If modification required to address the Company's year 2000 issues are not made, or are not timely, the year 2000 issues could have a material impact on the operations and financial results and conditions of the Company. See "Liquidity and Capital Resources".

     Item 2.   Properties

         The following table sets forth the Company's principal facilities:

                                                                      Owned/       Square
Location                             Purpose                          Leased       Footage
--------                             -------                          ------       -------
Philadelphia, PA.....................Manufacturing and                Owned        150,000
                                     Administrative Offices
Montebello, CA.......................Manufacturing and                Leased        32,000
                                     Administrative Offices
Owingsville, KY......................Manufacturing                    Leased        38,000
Vernon, CA...........................Manufacturing                    Leased        20,000

     The Company also has a 45,000 square foot facility in Camden, NJ which was closed as part of the Philadelphia Consolidation. The company's current intention is to sell this facility.

     Environmental Matters

         The business operations of the Company and the operation of real property by Custom Foods and Quality Foods are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with federal, state and local environmental laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.

         Environmental assessment audits conducted prior to Quality Foods' acquisition of the Philadelphia facility revealed the presence there of petroleum hydrocarbon contamination from former underground storage tank operations. The facility's former owner has conducted assessment and remedial work at the site under the oversight of the Pennsylvania Department of Environmental Protection. Soil and groundwater remediation is substantially complete. Pursuant to an agreement among the facility's former owner, Quality Foods, and the Commonwealth of Pennsylvania, subject to certain exceptions, Quality Foods is not responsible to the Commonwealth of Pennsylvania for identified environmental contamination that occurred on the site prior to Quality Foods' acquisition of the facility.

     Item 3.   Legal proceedings

         The Company is not involved in any legal matters within or outside of the normal course of business which would have a material impact on the operations or financial position of the Company.

         The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible futures claims or litigation or their effect on the Company.

     Item 4.   Submission of matters to a vote of security holders

         The Company did not submit any matters to a vote of security holders during the year covered by this report.

Part II
     Item 5. Market for registrant's common equity and related stockholder matters

         The Company's Common stock is not publicly traded. The Company is substantially owned by Atlantic Equity Partners, LP (AEP). The Company is controlled by AEP, which beneficially owns shares representing 97.2% of the voting interest in CFPG, 49.3% on a fully diluted basis, and has the right to designate all of the directors of the Company. Accordingly, AEP controls the Company and has the power to elect all of its directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock.

         In fiscal 1998 the Company sold 72 Non-voting Class B shares at $694.44 per share to an employee in a private placement pursuant to Section 4(2) under the Securities Act.

     Item 6.   Selected financial data

         The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company and other financial data included elsewhere in this filing. The balance sheet data presented below as of September 30, 1993, 1994, 1995 and 1996 and March 31, 1997 & 1998 and the
     statement  of  operations  data  presented  below for the six months  ended
     September 30, 1993 and March 31, 1997 and for the years ended September 30,
     1994, 1995 and 1996 and for the year ended March 31, 1998 are derived from the audited consolidated financial statements of the Company.

                                 Six Months                                       Six Month
                                   Ended            Years Ended September 30,       Ended     Year Ended
                                September 30,  --------------------------------    March 31,   March 31,
                                   1993         1994       1995          1996       1997          1998
                                --------      --------   --------      --------   --------      --------
                                                         (dollars in thousands)
Statement of Operations Data:
  Net sales                    $  44,285      $ 86,598   $ 61,543(1)   $ 65,996   $ 60,529      $181,378
  Cost of sales                   40,352        76,485     49,868        53,818     52,276       152,484
                                --------      --------   --------      --------   --------      --------
  Gross profit                     3,933        10,113     11,675        12,178      8,253        28,894
  Operating expenses               2,052         5,957      6,700         5,512      7,474        17,156
  Other charges                                                           4,996(2)
                                --------      --------   --------      --------   --------      --------

  Income from operations           1,881         4,156      4,975         1,670        779        11,738
  Interest expense                 1,307         2,443      2,632         3,232      4,681        17,236
                                --------      --------   --------      --------   --------      --------




  Income (loss) before income
    taxes and extraordinary
    items ......................         574        1,713        2,343       (1,562)      (3,902)      (5,498)
  Provision (benefit) for income
    taxes ......................         265          851        1,189         (409)        (541)          30
                                   ---------    ---------    ---------    ---------    ---------    ---------
  Income (loss) before
    extraordinary item .........         309          862        1,154       (1,153)      (3,361)      (5,528)
  Extraordinary (loss) on early
    extinguishment of debt .....                                                          (4,489)
                                   ---------    ---------    ---------    ---------    ---------    ---------

  Net income (loss) ............   $     309    $     862    $   1,154    $  (1,153)   $  (7,850)   $  (5,528)
                                   =========    =========    =========    =========    =========    =========
Other Data:
  EBITDA(3) ....................   $   2,582    $   6,003    $   6,685    $   3,758    $   3,026    $  18,484
  Net cash (used in) provided by
    operating activities .......        (427)       4,375        4,382          135        3,477          661
  Net cash used in investing
    activities .................        (606)        (666)      (1,785)      (1,811)     (67,293)      (3,754)
  Net cash provided by (used in)
    financing activities .......         308       (3,499)      (2,807)       2,168       65,462        2,298
  Depreciation and amortization    $     701    $   1,847    $   1,710    $   2,088    $   2,236    $   6,732
  Interest expense .............       1,307        2,443        2,632        3,232        4,681       17,236
  Capital expenditures .........         445        1,515        5,054        3,009        1,674        5,489
  Ratio of earnings to fixed
    charges(4) .................        1.41x        1.64x        1.83x
Balance Sheet Data:
  Working capital ..............   $   4,908    $   4,309    $   2,754    $   3,153    $  14,702    $  15,507
  Total assets .................      27,660       27,709       30,148       32,203      132,822      133,079
  Total debt, redeemable
    preferred stock and
    redeemable common stock ....      20,369       18,847       19,526       23,223      142,174      145,818
  Total stockholders' equity
    (deficiency) ...............       4,026        4,828        5,884        4,020      (19,383)     (24,959)

(1) Sales declined during the year ended September 30, 1995 as a result of the decline in sales to the Arby's restaurant chain.

(2) Represents one-time costs associated with the termination of a Sales Brokerage Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) EBITDA is the sum of income before income taxes and interest, depreciation and amortization expense. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

(4) In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest (which includes amortization of deferred financing costs) and one-third of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest. A ratio of earnings to fixed charges is not presented for the year ended September 30, 1996, the six months ended March 31, 1997 or the year ended March 31, 1998, as earnings were not adequate to cover fixed charges.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Overview

         The Company develops, manufactures and markets pre-cooked meat and poultry products sold primarily to manufacturers of branded and private label packaged foods and is a major supplier of frozen uncooked beef products to the Arby's and Subway restaurant chains. In December 1996, the Company acquired Quality Foods, (the "Acquisition") one of the country's leading manufacturers of pre-cooked and uncooked thinly sliced beef used primarily in Philadelphia style steak sandwiches. It also supplies sliced chicken products and pre-cooked and uncooked meatballs and hamburger patties. As a result of the Acquisition, management believes the Company is positioned as a leading developer, manufacturer and marketer of value-added meat and poultry products sold to the food service industry and manufacturers of packaged foods.

         The Company funded the Acquisition through the use of term loans, bridge loans and borrowings available under existing credit facilities. In 1997, the Company issued $115 million of 11.625% Senior Notes due 2004 ("Senior Notes") and used the proceeds to repay substantially all of the debt related to the Acquisition. The Company is now highly leveraged and the interest expense resulting from the Senior Notes and other outstanding debt is expected to significantly effect the results from operations. Additionally, amortization of intangible assets resulting from the Acquisition is expected to approximate $3.1 million annually through December 2016.

     Results from Operations

         In March 1997, the Company changed its fiscal year end from the Saturday closest to September 30 to the Saturday closest to March 31. Accordingly, the information set forth below sets forth unaudited operating results for the six months ended March 31, 1996 and the twelve month period ended March 31, 1997 in order to provide meaningful comparisons to the audited results of operations for the six months ended March 31, 1997, and the twelve months ended March 31, 1998. In the opinion of management, the unaudited financial data set forth below reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the results of operations for the unaudited periods. The year ended September 30, 1996 is compared to the year ended September 30, 1995.

         Comparison of the  referenced  periods is effected by the timing of the
     Quality  Foods  acquisition,  which was  completed in December  1996.  As a result, the twelve-month and six month periods ended March 31, 1997 include
     results  from   operations   for  Quality  Foods  for  only  three  months.
     Additionally  the twelve and six month periods ended March 31, 1997 include only three  months of  amortization  expense on  goodwill  acquired  in the
     Acquisition and two months of interest  expense on the 11.625% Senior Notes which were issued in January 1997. The year ended March 31, 1998 includes a full twelve-months of Quality Foods' operations,  and goodwill amortization expense and interest  expense on the 11.625%  Senior  Notes.  The six month period ended March 31, 1996 does not include Quality Foods' operations, any goodwill  amortization  expense or interest  expense on the 11.625%  Senior
     Notes. In the discussion that follows,  where  applicable,  the Company has quantified  the impact of the  Acquisition  and  related  matters  upon its operating results.

                                                  Fiscal Year Ended             Six Months Ended                 Year Ended
                                                     September 30,                  March 31,                      March 31,
                                                -----------------------      ------------------------      ------------------------
                                                   1995         1996           1996            1997          1997           1998
                                                ---------     ---------      ---------      ---------      ---------      ---------
                                                       (unaudited)                                                 (unaudited)
                                                                         (in thousands except per pound data)
Statement of Operations Data:
Net sales ................................     $  61,543      $  65,996      $  30,335      $  60,529      $  96,190      $ 181,378
Cost of sales ............................        49,868         53,818         23,766         52,276         82,328        152,484
                                               ---------      ---------      ---------      ---------      ---------      ---------
Gross profit .............................        11,675         12,178          6,569          8,253         13,862         28,894
Operating expenses .......................         6,700          5,512          2,944          7,474         10,043         17,156
Other charges ............................         4,996          4,996
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income from operations ...................         4,975          1,670         (1,371)           779          3,819         11,738
Interest expense .........................         2,632          3,232          1,512          4,681          6,401         17,236
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
  extraordinary items ....................         2,343         (1,562)        (2,883)        (3,902)        (2,582)        (5,498)
Provision (benefit) for income taxes .....         1,189           (409)          (662)          (541)          (288)            30
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item ..         1,154         (1,153)        (2,221)        (3,361)        (2,294)        (5,528)




  Extraordinary (loss) on early
    extinguishment of debt ...............                                                     (4,489)        (4,489)
                                               ---------      ---------      ---------      ---------      ---------      ---------
   Net income (loss) .....................     $   1,154      $  (1,153)     $  (2,221)     $  (7,850)     $  (6,783)     $  (5,528)
                                               =========      =========      =========      =========      =========      =========
Other Data:
   Net sales:
     Value-added .........................     $  35,294      $  36,391      $  20,566      $  41,486      $  57,191      $ 134,846
     Arby's ..............................        26,249         29,605          9,769         19,043         38,999         46,532
                                               ---------      ---------      ---------      ---------      ---------      ---------
       Total .............................     $  61,543      $  65,996      $  30,335      $  60,529      $  96,190      $ 181,378
                                               =========      =========      =========      =========      =========      =========
   Pounds sold ...........................        43,371         50,417         22,673         41,300         69,042        106,722
     Average net sales price per pound ...     $    1.42      $    1.31      $    1.34      $    1.47      $    1.39      $    1.70
     Average gross profit per pound ......     $    0.27      $    0.24      $    0.29      $    0.20      $    0.20      $    0.27


                                                             Fiscal Year Ended         Six Months Ended            Year Ended
                                                               September 30,               March 31,                March 31,
                                                            ------------------        ------------------        ------------------
                                                             1995        1996          1996         1997         1997         1998
                                                            -----        -----        -----        -----        -----        -----
Statement of Operations Data:
   Net sales .........................................      100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
   Cost of sales .....................................       81.0         81.5         78.3         86.4         85.6         84.1
                                                            -----        -----        -----        -----        -----        -----
   Gross profit ......................................       19.0         18.5         21.7         13.6         14.4         15.9
   Operating expenses ................................       10.9          8.4          9.7         12.3         10.4          9.4
   Other charges .....................................                     7.6         16.5
                                                            -----        -----        -----        -----        -----        -----
   Income from operations ............................        8.1          2.5         (4.5)         1.3          4.0          6.5
   Interest expense ..................................        4.3          4.9          5.0          7.7          6.7          9.5
                                                            -----        -----        -----        -----        -----        -----
   Income (loss) before income taxes and
     extraordinary item ..............................        3.8         (2.4)        (9.5)        (6.4)        (2.7)        (3.0)
   Provision (benefit) for income taxes ..............        1.9         (0.6)        (2.2)        (0.9)        (0.3)
                                                            -----        -----        -----        -----        -----        -----
      Income (loss) before extraordinary
       item ..........................................        1.9         (1.8)        (7.3)        (5.5)        (2.4)        (3.0)
   Extraordinary (loss) on early
     extinguishment of debt ..........................                                              (7.4)        (4.7)
                                                            -----        -----        -----        -----        -----        -----
     Net income (loss) ...............................        1.9%        (1.8)%       (7.3)%      (12.9)%       (7.1)%       (3.0)%
                                                            =====        =====        =====        =====        =====        =====


     Fiscal Year ended March 31, 1998 compared to the Twelve Months ended March 31, 1997

         Net Sales. Net sales increased by $85.2 million or 89% for the year ended March 31, 1998 when compared to the twelve month period ended March 31, 1997. Approximately $68.1 million of this increase relates to the net sales generated from Quality Foods which was acquired in December 1996 and as such the twelve month period ended March 31, 1997 includes only three months of Quality Foods operations. The remaining amount of the increase relates to increased demand for Custom Foods' value added products. Commencing with the last quarter of fiscal year 1998 and continuing through the first quarter of fiscal year 1999 sales to one of the Company's largest customers, Chef America, have declined. Total revenues at the Company's Custom Foods division for the last quarter of fiscal year 1998 were essentially unchanged when compared to the three months ended March 31, 1997, as the decline in Chef America volume was offset by sales to other customers. However, as a result of the decreased volume to Chef America in the last quarter of fiscal year 1998 and the first quarter of fiscal year 1999, operating results for the Company's Custom Foods value-added division were and are expected to be adversely affected. However, as of March 31, 1998, the growth in other value-added business of the Company has offset the impact of the decline in Chef America business.

         Gross Profit. Gross profit increased by $15 million from $13.9 million for the twelve month period ended March 31, 1997 to $28.9 million for the year ended March 31, 1998. During the same period, gross margin increased from 14.4% to 15.9%. The dollar increase is predominately attributable to a full year of gross profit on Quality Foods sales included in the year ended March 31, 1998 with only three months included in the twelve months ended March 31, 1997. The increase in gross margin also primarily relates to the inclusion of a full year of sales of Quality Foods' products which tend to be of a higher margin than Custom Foods' products. Notwithstanding the decline in Chef America volume during the last quarter of fiscal year 1998, gross profit and gross profit as a percent of sales for such quarter increased when compared to the three months ended March 31, 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.1 million to $17.2 million from $10.0 million. Selling, general and administrative expenses as a percentage of sales decreased from 10.4% to 9.5%. The increase in expenses is principally attributable to the acquisition of Quality Foods, amortization expense of approximately $2.3 million associated with intangible assets originating from the Quality Foods' acquisition and increased overhead and infrastructure additions to comply with internal and external reporting requirements, to refocus sales and marketing efforts, and increased legal, accounting and other professional services costs. The increase in gross expenses was more than offset by the increase in sales.

         Income from Operations. Income from operations increased by $7.9 million from $3.8 million to $11.7 million as a result of the items discussed above.

         Interest Expense. Interest expense increased by $10.8 million to $17.2 million in 1998 from $6.4 million. The increase is entirely attributable to interest expense on the 11.625% Senior Notes which were issued in January 1997 and as such were outstanding for only two months during the twelve months ended March 31, 1997.

         Provision for Income Taxes. Provision (benefit) for income taxes increased to $30,000 for the current year from ($288,000) for the prior year. For the current year, the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its' net operating loss carryforwards. The provision of $30,000 relates to estimated minimum state tax liabilities.

         Extraordinary Loss. The extraordinary loss of $4.5 million for the twelve months ended March 31, 1997 primarily represents the write-off of deferred financing costs due to early payment of long-term debt, partially offset by discounts gained due to early repayment of certain long-term debt.

         Net Loss. A net loss of $5.5 million was incurred for the current year versus a net loss of $6.8 million for the prior year due to the net impact of the foregoing items.

    Six months ended March 31, 1997 compared to six months ended March 31, 1996.

         Net Sales. Net sales increased to $60.5 million in the six months ended March 31, 1997 from $30.3 million in the six months ended March 31, 1996. Approximately $18.3 million of this $30.2 million increase was due to the inclusion of Quality Foods' sales subsequent to the Acquisition. Net sales to Arby's increased $9.3 million during this period as a result of increases in sales to several Eastern U.S. markets pursuant to the new three-year contract. Sales of Custom Food's value-added products increased moderately over the prior period, principally as a result of increased sales to new and existing customers. Total pounds sold by the Company increased 82% while the average net sales price per pound increased 10%. Pounds sold increased primarily due to the Quality Foods' results being included for three months and the increased Arby's sales. The net sales price per pound increased primarily from Quality Foods' sales which are at higher per pound prices than the sales to Custom Foods' customers.

         Gross Profit. Gross profit increased to $8.3 million for the six months ended March 31, 1997 from $6.6 million for the six months ended March 31, 1996. All of the increase in gross profit was attributable to Quality Foods. The gross margin decreased to 13.6% for the six months ended March 31, 1997 from 21.7% for the six months ended March 31, 1996. The decline of the gross margin as a percent of sales was a result of increased costs for raw materials of Custom Foods' value-added products which were not passed on to customers, an increase in sales to Arby's that have a relatively lower gross margin compared to sales to other customers, and lower margins on sales by Quality Foods. In connection with the purchase accounting adjustments made for the acquisition of Quality Foods, the Company increased the carrying value of the Quality Foods work in process and finished goods inventory by $1.5 million to reflect the fair value of the inventory purchased. The subsequent sale of this higher valued inventory at lower margins reduced the overall gross profit for the quarter ended March 31, 1997.

         Operating Expenses. Operating expenses increased to $7.5 million for the six months ended March 31, 1997, from $2.9 million for the six months ended March 31, 1996, principally attributable to (i) the inclusion of Quality Foods operating expenses from the December 31, 1996 acquisition date forward of approximately $1.8 million; (ii) compensation expense of $1.4 million recorded in connection with the Company's repurchase of common stock from employees immediately subsequent to their exercise of stock options; (iii) Acquisition and Senior Note Offering closing bonuses to CFP Holdings and Quality Foods management of $500,000; and (iv) amortization of goodwill related to the Acquisition of $782,000.

         Other Charges. Other charges for the six months ended March 31, 1996 consisted of $5.0 million for termination of a Sales Brokerage Agreement in

     January 1996.

         Income from Operations. Income from operations increased to $800,000 for the six months ended March 31, 1997 from a loss of $1.4 million for the six months ended March 31, 1996, as a result of lower gross margins being offset by the lack of other charges as discussed above.

         Interest Expense. Interest expense increased to $4.7 million for the six months ended March 31, 1997 compared to $1.5 million for the six months ended March 31, 1996, primarily attributable to the Offering and the indebtedness incurred to finance the Acquisition.

         Provision for Income Taxes. The benefit for income taxes decreased from $662,000 for the six months ended March 31, 1996 to $541,000 for the six months ended March 31, 1997. The income tax benefit for the six months ended March 31, 1996 was less than the statutory rate due primarily to non-deductible expenses including officer's life insurance and goodwill amortization. The income tax benefit for the six months ended March 31, 1997 was less than the statutory rate due primarily to the Company providing a valuation allowance against the deferred tax asset.

         Extraordinary Loss. The extraordinary loss of $4.5 million for the six months ended March 31, 1997 primarily represents the write-off of deferred financing costs due to early payment of long-term debt, partially offset by discounts gained due to early repayment of certain long-term debt.

         Net Loss. Net loss increased to $7.9 million for the six months ended March 31, 1997 from $2.2 million for the six months ended March 31, 1996 due to the net impact of the foregoing items.

         Fiscal year ended September 30, 1996 compared to fiscal year ended September 30, 1995

         Net Sales. Net sales increased to $66.0 million in fiscal 1996 from $61.5 million in fiscal 1995, as a result of increases in sales to Arby's and other customers. Sales to Arby's increased in fiscal 1996 as a result of additional sales to several Eastern U.S. markets pursuant to the new three-year contract. Sales of value-added products by Custom Food Products increased slightly over the prior year, principally as a result of sales to new and existing customers. Total pounds sold by the Company increased 16.2% while the average selling price declined 7.7%. The average selling price declined primarily as a result of a reduction in beef prices from 1995 to 1996, which were passed through to Arby's under the cost-plus pricing structure of the contract.

         Gross Profit. Gross profit increased to $12.2 million in fiscal 1996 from $11.7 million in fiscal 1995. The gross margin declined slightly to 18.5% in fiscal 1996 from 19.0% in fiscal 1995 principally as a result of increased sales to Arby's which are lower margin sales.

         Operating Expenses. Operating expenses decreased to $5.5 million in fiscal 1996 from $6.7 million in fiscal 1995, a 17.7% decrease, principally attributable to the net effect of the elimination of sales commissions as a result of the termination of a Sales Brokerage Agreement.

         Other Charges. Other charges in fiscal 1996 consisted of $5.0 million for termination of a Sales Brokerage Agreement in January 1996.

         Income from Operations. Income from operations decreased to $1.7 million in fiscal 1996 from $5.0 million in fiscal 1995, primarily due to other charges noted above.

         Interest Expense. Interest expense increased to $3.2 million in fiscal 1996 from $2.6 million in fiscal 1995, a 22.8% increase, primarily as a result of increased capitalized lease obligations.

         Provision (Benefit) for Income Taxes. Benefit for income taxes was $400,000 for fiscal 1996, a decrease of $1.6 million from the $1.2 million provision for income taxes for fiscal 1995, calculated using our effective tax rates on income (loss) before income taxes. The effective tax rate benefit of 26.2% for fiscal 1996 changed from the effective income tax rate provision of 50.7% for fiscal 1995 principally as a result of the loss before income taxes in fiscal 1996 as compared to the income before income taxes in fiscal 1995. The effective tax rate of the income tax benefit in fiscal 1996 differed from the statutory rate as a result of non-deductible goodwill amortization, officers' life insurance and other non-deductible expenses.

         Net Income. A net loss of $1.2 million was incurred in fiscal 1996. This was a decrease of $2.4 million from the $1.2 million net income in fiscal 1995, due to the net impact of the foregoing items.

     Liquidity and Capital Resources

         The Company's total consolidated indebtedness was $143.5 million at March 31, 1998, principally consisting of $115 million in Senior Notes and $14 million in borrowings under the Bank Credit Agreement as well as various notes payable to government agencies and capital leases. On May 5, 1998, the Company entered into a $40.0 million Loan and Security Agreement (the "Loan and Security Agreement") with a financial institution providing for revolving credit loans (the "Revolver") and term loan options. Maximum borrowings under the Revolver cannot exceed $40.0 million, subject to a borrowing base and other limitations, including amounts outstanding under term loans, letters of credit, and other borrowing instruments under the Loan and Security Agreement. All amounts outstanding under the Bank Credit Agreement were repaid with new borrowings under the Loan and Security Agreement consisting of a $10.0 million term loan and $4.1 million advanced under the Revolver. In addition, deferred financing costs of approximately $1 million were written off in connection with the repayment of the Bank Credit Facility. All amounts outstanding under the Loan and Security Agreement become due and payable in

     May 2002.

         Loans under the Loan and Security Agreement are secured by substantially all of the Company's assets, including a pledge of all the stock of Quality Foods and Custom Foods, are guaranteed by the Company's subsidiaries, which guarantees are secured by substantially all of the assets of the Company's subsidiaries, and are further secured by a pledge of all the stock of CFP Holdings, Inc.

         The Loan and Security Agreement and the indenture contain numerous restrictive covenants, which limit the discretion of the management of the Company with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, to make capital expenditures, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

         In addition to its debt service obligations, the Company requires liquidity for working capital and capital expenditures. The Company experiences seasonal increases in its working capital as a result of large product promotions and planned inventory increases based upon seasonally low raw material prices. In fiscal 1999, the Company expects its working capital to be at its lowest level in the Winter and to peak between May and September. Historically, the Company has experienced minimal bad debts with respect to accounts receivable, as well as minimal inventory obsolescence or shrinkage losses.

         For the fiscal year ended March 31, 1998 the Company spent $5.5 million on capital expenditures. The Company presently anticipates that its capital expenditures for fiscal 1999 will be approximately $7.1 million, consisting primarily of growth related projects.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Loan and Security Agreement. Based upon the current and anticipated level of operations, the Company believes that its working capital requirements, capital expenditures and debt service requirements for the next twelve to eighteen months will be satisfied through a combination of cash flow from operations and funds available under the Agreement.

     Year 2000

         The Company is in the process of selecting a new Enterprise Wide System and currently expects to have a new system selected and implemented by July 1999. The company believes that implementation of the new system will address its major "year 2000 issues", which arise in cases where the computer systems or any equipment with computer chips use two-digit fields that recognize dates using the assumption that the first two digits are "19". On January 1, 2000, any clock or date recording mechanism including date sensitive software that uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, including among other things a temporary inability to process transactions, send invoices or engage in similar activities.

         The Company is currently engaged in a review of its computer systems and applications, including packaged software used by the Company, that will not be addressed by the new system. The Company expects to make any modifications required to resolve year 2000 issues in a timely manner and leave adequate time to assess and correct any significant issues that may materialize. The Company is also expecting to initiate formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is taking steps to reduce the likelihood that such failures could affect the Company's systems through any electronic communications.

         The Company does not expect that the review and modifications described above, excluding the cost of implementing the new system, will require material expenditures. If the Company is unable to successfully implement the new system sufficiently in advance of the year 2000, however, additional expenditures could be required and such expenditures could be substantial. If modification required to address the Company's year 2000 issues are not made, or are not timely, the year 2000 issues could have a material impact on the operations and financial results and conditions of the Company.

     Inflation

         Management does not believe that inflation had any material impact upon its business for the three years ended September 30, 1995 and 1996 and March 31, 1998 and the six months ended March 31, 1997.

     Item 7A. Quantitative and qualitative disclosures about market risk

         Not applicable.

     Item 8.   Financial statements and supplementary data

         See Item 14 Exhibits, financial statement schedules, and reports on Form 8-K.

     Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

         None.

Part III
     Item 10.   Directors and executive officers of the registrant

     MANAGEMENT

     Directors and Executive Officers of the Company

         Set forth below are the names, ages and positions of the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified, and all executive officers hold office at the pleasure of the Board of Directors.

      Name                         Age       Position(s)
      ----                         ----      -----------
      Executive Officers and Directors
      Roberto Buaron.............. 51        Director, Chairman
      William Del Chiaro.......... 45        Director, President and Chief Executive Officer
      Robert Gioia................ 49        Director
      Richard Griffith............ 65        Director, Vice Chairman
      David Cohen................. 33        Director, Vice Chairman
      Eric Ek..................... 42        Director, Vice President, Chief Financial Officer and
                                             Secretary
      James Long.................. 55        Director, Vice Chairman and Treasurer
      Andrew Kohn................. 30        Director



         Roberto Buaron has been the Chairman and a director of the Company since December 1996. He is the Chairman and Chief Executive Officer of First Atlantic, which he founded in 1989. From 1987 to 1989, he was an Executive Vice President with Overseas Partners, Inc., an investment management firm. Mr. Buaron is currently a director of BPC Holding Corporation.

         William Del Chiaro joined the company in March 1998 as President and CEO of Quality Foods. In May 1998 he became President and CEO of the Company. He was previously Executive Vice President of Sara Lee Corporation's Hillshire Farm & Kahn's divisions, a $1 billion manufacturer of processed and packaged meats for the retail grocer, foodservice and other markets. There he was responsible for a substantial portion of the business's operations, capital expenditures, sales and marketing. Prior to this position, Mr. Del Chiaro spent ten years as a senior executive of Mars, Inc., where he held top-level marketing and sales positions in the Uncle Ben's, Dove International, M&M/Mars, and foodservice divisions. His experience also includes three years as Director of Marketing of Dr. Pepper Company's food service division, as well as various positions of increasing responsibility during a seven-year career at Proctor & Gamble Company.

         Robert Gioia has been a Director of the Company since December 1996. From December 1996 to May 1998 he served as the President and Chief Executive Officer of the Company. Prior to that, he was the Chairman and Chief Executive Officer of Quality Foods and of a corporation (of which he is the sole stockholder) which was a partner of Quality Foods since July 1992. He has held management positions in the food processing industry for over 22 years. Prior to joining Quality Foods, Mr. Gioia was responsible for sales and marketing of the foodservice division, both restaurant and institutional, of the Red Wing Company, a national food manufacturer and processor. In addition, Mr. Gioia held several positions, including Vice President, with the Gioia Macaroni Company, a national pasta manufacturer founded by the Gioia family in 1910.

         Richard Griffith has been Vice Chairman of the Company since December 1996 and a Director of the Company since March 1993. He has been the President and Chief Executive Officer of Custom Foods since March 1993 and recently announced that he will be retiring from that position on June 30, 1998. Prior to the formation of the Company, Mr. Griffith served as President and Chief Executive Officer of the Company's predecessors, Best Western and Center of the Plate since November 1991. Mr. Griffith was the founding Chairman of Arcop, Inc., the purchasing cooperative of the Arby's restaurant chain.

         David Cohen has been Vice Chairman of Quality Foods since September 1997 and a Director of the Company since December 1996. Prior to that he served as President and Chief Operating Officer of Quality Foods since July 1992 and President of a corporation (of which he is the sole stockholder) which was a partner of Quality Foods. Mr. Cohen joined Quality Foods in 1983 and has served in numerous positions, including National Sales Manager, before becoming Chief Operating Officer.

         Eric Ek has been the Vice President and Chief Financial Officer of the Company since July 1993 and a director of CFP Holdings since December 1996. Previously, Mr. Ek was a Managing Director at Takenaka & Company, a Pacific Rim focused investment banking firm from 1990 to 1993. At Takenaka, Mr. Ek was the Chief Financial Officer of a residential home builder and a Chief Administrative Officer for a manufacturing firm. Prior to joining Takenaka, Mr. Ek was employed by KPMG Peat Marwick and Ernst & Young from 1982 to 1990. Mr. Ek is a Certified Public Accountant.

         James Long has been the Vice Chairman and Treasurer of CFP Holdings since December 1996 and a director of the Company since March 1993. He has been an Executive Vice President of First Atlantic since March 1991. From January 1990 to February 1991, Mr. Long was an Executive Vice President at Kleinwort Benson Equity Fund, a leveraged buyout fund. Mr. Long is currently a director of BPC Holding Corporation.

         Andrew Kohn has been a director of CFP Holdings since December 1996. Mr. Kohn is a Vice President of First Atlantic, with which he has been employed since 1994. Previously, Mr. Kohn was employed by Berkshire Partners, a private equity investment firm, and Bear Stearns & Co.

     Compensation of Directors

         All directors are reimbursed for their usual and customary expenses incurred in attending all Board of Directors and committee meetings. Directors of the Company receive no remuneration for serving as directors.

     Item 11.   Executive Compensation

         The following table sets forth a summary of the compensation  earned by the  Company's  Chief  Executive  Officer  and its four other  most  highly
     compensated   executive  officers   (collectively,   the  "Named  Executive
     Officers") for services  rendered in all capacities  during the last fiscal year.

                                Summary Compensation Table (1)


                                       Annual Compensation           Long-Term
                                                                    Compensation
                               Fiscal                             Options   LTIP     All Other
                               Year      Salary         Bonus    Granted   Payouts  Compensation
Name & Title                   (1)        ($)            ($)        (#)      ($)       ($)
------------------------------------------------------------------------------------------------

Robert Gioia                    1998   325,314         25,000
  Chief Executive Officer      -----------------------------------------------------------------
                                1997    80,664   (2)   12,500 (3)
                               -----------------------------------------------------------------
                                1996             (4)
                               -----------------------------------------------------------------

Richard Griffith                1998   315,246         48,387                       18,918 (6)
  Vice Chairman                -----------------------------------------------------------------
                                1997   300,000        196,200 (5)                    7,015 (6)
                               -----------------------------------------------------------------
                                1996   299,803        150,000                        6,078 (6)
                               -----------------------------------------------------------------

David Cohen                     1998   166,792         25,000                       16,800 (9)
  Vice Chairman                -----------------------------------------------------------------
                                1998   132,186                                       8,400 (12)
                               -----------------------------------------------------------------
                                1996             (4)
                               -----------------------------------------------------------------

Eric Ek                         1998   198,950         23,556                        8,506 (11)
  Chief Financial Officer      -----------------------------------------------------------------
                                1997   151,884        120,100(10)                    7,015 (11)
                               -----------------------------------------------------------------
                                1996   125,500         48,945                        4,736 (11)
                               -----------------------------------------------------------------

Steve Diener                    1998   132,186                                       8,400 (12)
  Vice President of Sales      -----------------------------------------------------------------
  & Marketing                   1998   132,186                                       8,400 (12)
                               -----------------------------------------------------------------
                                1996    26,442  (13)
                               -----------------------------------------------------------------

 (1) For purposes of this table, the fiscal years referred to herein mean the 12-month periods ended March 31.

 (2) Consists of compensation received for the last 3 months of the period from the Company Mr. Gioia's base compensation under his employment agreement with the Company is $325,000.

 (3) Consists of bonus earned for the last 3 months of the period from the Company.

 (4)  Became an employee of the Company in January 1997.

 (5) Includes (i) $42,857 of bonus received in connection with the consummation of the Quality Foods Acquisition and (ii) $ 107,143 of bonus received in connection with the consummation of the Senior Notes Offering.

 (6) For 1998: Consists of $18,918 of car allowance and value of personal use of the Company's automobile. For 1997: Consists of $7,015 of value of personal use of the Company's automobile. For 1996: Consists of $6,078 of value of personal use of the Company's automobile.

 (7) Consists of compensation received for the last 3 months of the period from the Company. Mr. Cohen's base compensation under his employment agreement with the Company is $240,000 through September 1997 and $125,000, thereafter.

 (8) Consists of bonus earned for the last 3 months of the period from the Company.

 (9) For 1998: Consists of $4,800 excess term life insurance and $12,000 car allowance. For 1997: Consists of $3,000 car allowance.

 (10) Includes (i) $28,571 of bonus received in connection with the consummation of the Quality Foods Acquisition and (ii) $71,429 of bonus received in connection with the consummation of the Senior Notes Offering.

 (11) For 1998: Consists of $8,400 for car allowance and $106 excess term life insurance. For 1997: Consists of $4,545 of disability insurance, $370 excess term life insurance and $2100 of car allowance. For 1996: Consists of $4,366 of disability insurance and $370 excess term life insurance.

 (12) For 1998: Consists of car allowance. For 1997: Consists of car allowance.

 (13) Became an employee of the Company in January 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

         There were no options granted to any of the Named Executive Officers in the last fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES

         The following table sets forth information with respect to each exercise of stock options during the last fiscal year by each of the Named
     Executive Officers and the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end.

                                                                    Number of           Value of
                                                                    Securities        Unexercised
                                                                Underlying Options    In-The-Money
                                                                    at FY-End       Options at FY-End
                                 Shares                                (#)               ($)(1)
                               Acquired on          Value           Exercisable/      Exercisable/
Name                           Exercise (#)       Realized ($)      Unexercisable      Unexercisable
Robert Gioia...............       --                  --                0/0                0/0
Richard Griffith...........       --                  --              1,149/0           465,345/0
David Cohen................       --                  --                0/0                0/0
Eric Ek....................       --                  --               444/0            179,820/0
Steve Diener...............       --                  --                0/0                0/0

-----------
 (1) Based on the fair market value of the Common Stock at March 31, 1998 ($694.00 per share), as determined by the Company's Board of Directors.

     Employment Contracts

         The Company has entered into an employment agreement with Mr. Del Chiaro (the "Del Chiaro Employment Agreement") that expires on March 17, 2001 or on an earlier date in accordance with the terms of the Del Chiaro Employment Agreement. Base compensation under the Del Chiaro Employment Agreement is $325,000 per year. Mr. Del Chiaro is also eligible to participate in the Company's annual cash bonus plan which is based upon Quality Foods' achievement of certain annual performance targets. The Company may terminate Mr. Del Chiaro at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Del Chiaro Employment Agreement). If the Company terminates Mr. Del Chiaro "without cause" (as such term is defined in the Del Chiaro Employment Agreement), Mr. Del Chiaro is entitled to receive, among other things, the aggregate of his base salary payable for 18 months from the date of the termination by the Company "without cause".

         The Company has entered into an employment agreement with Mr. Gioia (the "Gioia Employment Agreement") that expires on December 31, 2001 or on an earlier date in accordance with the terms of the Gioia Employment Agreement. Base compensation under the Gioia Employment Agreement is $325,000 per year plus an annual adjustment beginning in January 1998 based on the Consumer Price Index. Mr. Gioia is also eligible to participate in the Company's annual cash bonus plan which is based upon the Company's achievement of certain annual performance targets, subject to the right to receive a minimum annual cash bonus of $50,000. The Company may terminate Mr. Gioia at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Gioia Employment Agreement). If the Company terminates Mr. Gioia "without cause" (as such term is defined in the Gioia Employment Agreement), Mr. Gioia is entitled to receive, among other things, the aggregate of his base salary and the pro rata portion of his minimum annual bonus payable through the later of December 31, 2001 or 18 months from the date of termination by the Company "without cause." In connection with the Gioia Employment Agreement, upon the adoption of the 1998 Stock Option Plan Mr. Gioia will be granted options to purchase up to that number of shares of Class B Nonvoting Common Stock, $.01 par value, of CFP Group (the "Class B Nonvoting Common Stock") equal to 1.25% of the total number of issued and outstanding shares of common stock of CFP Group (determined on a fully-diluted basis).

         The Company has entered into an employment agreement with Mr. Griffith (the "Griffith Employment Agreement") that expires on December 31, 1999 or on an earlier date in accordance with the terms of the Griffith Employment Agreement. Base compensation under the Griffith Employment Agreement is $300,000 per year plus an annual adjustment beginning in July 1997 based on the Consumer Price Index. Mr. Griffith is also eligible to participate in the Company's annual cash bonus plan which is based upon Custom Foods' achievement of certain annual performance targets. The Company may terminate Mr. Griffith at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Griffith Employment Agreement). If the Company terminates Mr. Griffith "without cause" (as such term is defined in the Griffith Employment Agreement), Mr. Griffith is entitled to receive, among other things, the aggregate of his base salary payable through the earlier of December 31, 1999 or 18 months from the date of termination by the Company "without cause" and the pro rata portion of his annual bonus for the fiscal year in which such termination occurred.

         The Company has entered into an employment agreement with Mr. Cohen as amended (the "Cohen Employment Agreement") that expires on December 31, 2001 or on an earlier date in accordance with the terms of the Cohen Employment Agreement. Base compensation under the Cohen Employment Agreement is $125,000 per year plus an annual adjustment beginning in January 1998 based on the Consumer Price Index. Mr. Cohen is also eligible to participate in the Company's annual cash bonus plan which is based upon Quality Food's achievement of certain annual performance targets, subject to the right to receive a minimum annual cash bonus of $50,000. The Company may terminate Mr. Cohen at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Cohen Employment Agreement). If the Company terminates Mr. Cohen "without cause" (as such term is defined in the Cohen Employment Agreement), Mr. Cohen is entitled to receive, among other things, the aggregate of his base salary and the pro rata portion of his minimum annual bonus through the later of December 31, 2001 or 18 months from the date of termination by the Company "without cause." In connection with the Cohen Employment Agreement, upon the adoption of the 1998 Stock Option Plan Mr. Cohen will be granted options to purchase up to that number of shares of Class B Nonvoting Common Stock of CFP Group equal to 1.07% of the total number of issued and outstanding shares of common stock of CFP Group (determined on a fully-diluted basis).

         The Company has entered into an employment agreement with Mr. Ek as amended (the "Ek Employment Agreement") that expires on December 31, 1999 or on an earlier date in accordance with the terms of the Ek Employment Agreement. Base compensation under the Ek Employment Agreement is $200,000 per year plus an annual adjustment beginning in July 1997 based on the Consumer Price Index. Mr. Ek is also eligible to participate in the
     Company's annual cash bonus plan which is based upon Custom Foods' achievement of certain annual performance targets. The Company may terminate Mr. Ek at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Ek Employment Agreement). If the Company terminates Mr. Ek "without cause" (as such term is defined in the Ek Employment Agreement), Mr. Ek is entitled to receive, among other things, the aggregate of his base salary payable for 12 months from the date of termination by the Company "without cause" and the pro rata portion of his annual bonus for the fiscal year in which such termination occurred.

     Put Rights of Messrs. Gioia, Cohen and Griffith

         Under the terms of their respective employment agreements, each of Messrs. Gioia, Cohen and Griffith have the right, in connection with the termination of their employment under certain circumstances, to sell to CFP Group, and CFP Group is obligated to purchase, the shares of Class A Nonvoting Common Stock (in the case of Mr. Griffith) and Class B Nonvoting Common Stock (in the case of Messrs. Gioia and Cohen) owned by them. The price at which such shares may be purchased and sold is intended to be the fair market value thereof as determined pursuant to a formula (in the case of Mr. Griffith) and an appraisal (in the case of Messrs. Gioia and Cohen). The right of such individuals to sell their shares to CFP Group is subject to the terms and conditions of the then outstanding credit facilities of CFP Group and its subsidiaries.

         In addition, under the terms of the Griffith Employment Agreement, CFP Group has the right, under certain circumstances, to require Mr. Griffith to sell the shares of Class A Nonvoting Common Stock owned by him to CFP Group. The price at which such shares may be purchased and sold is intended to be the fair market value thereof as determined pursuant to a formula. The right of CFP Group to purchase Mr. Griffith's shares is also subject to the terms and conditions of the then outstanding credit facilities of CFP Group and its subsidiaries.


     Employee Stock Option Plan

     1995 Stock Option Plan

         The Company's 1995 Stock Option Plan (the "Option Plan"), which was assumed by CFP Group in December, 1996, provides for the grant of both incentive stock options ("ISOs") and non-qualifying stock options ("NSOs") to directors and employees of, and independent consultants and contractors to, the Company and its subsidiaries. A total of 11,586 shares of nonvoting common stock has been authorized and reserved for issuance under the Option Plan, subject to adjustment to reflect changes in capitalization resulting from stock splits, stock dividends and similar events.

         The Option Plan is administered by the Board of Directors or a Stock Option Committee (the "Committee") appointed by the Board of Directors. The Committee has the authority to interpret the Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the Option Plan, provided, among other things, that (a) the exercise price of ISOs granted under the Option Plan may not be less than the fair market value of the stock subject to the option on the date of grant (110% of fair market value if the employee is the beneficial owner of 10% or more of CFP Group's voting securities), (b) the exercise price must be paid in cash, by personal or certified check or by surrendering previously owned shares of nonvoting common stock upon the exercise of the option, (c) the term of the option may not exceed ten years (or five years in the case of an ISO granted to an employee who is the beneficial owner of 10% or more of CFP Group's voting securities), (d) no option is transferrable other than by will or the laws of descent and distribution and (e) no option may be granted to a member of the Committee.

         Upon the termination of an optionee's employment (other than by death or disability), such person's options may be exercised during the three-month period following the date of such termination. In the event of the death or disability of an optionee, the option may be exercised by such person or his personal representative during the six month period following the date the optionee ceases to be an employee of the Company by reason of such death or disability. In the event of a Corporate Transaction (as such term is defined in the Option Plan), each outstanding option under the Option Plan which is not assumed or replaced with a comparable option from the successor corporation will automatically terminate.

         ISOs may not be granted under the plan to any individual if the effect of such grant would be to permit that person to have the first opportunity to exercise such options, in any calendar year, for the purchase of shares having a fair market value (at the time of the grant of such options) in excess of $100,000. ISOs granted under the Option Plan are intended to have the federal income tax consequences of a qualified stock option. An employee to whom an incentive stock option ("ISO") which qualifies under
     Section 422 of the Code is granted will not recognize income at the time of grant or exercise of such Option. However, upon the exercise of an ISO, any excess in the fair market price of the Common Stock over the Option Price constitutes a tax preference item which may have alternative minimum tax consequences for the employee. If the employee sells such shares more than one year after the date of transfer of such shares and more than two years after the date of grant of such ISO, the employee will generally recognize a long-term capital gain or loss equal to the difference, if any, between the sale prices of such shares and the Option Price. In such case, CFP Group will not be entitled to a federal income tax deduction in connection with the grant or exercise of the ISO. If the employee does not hold such shares for the required period, when the employee sells such shares, the employee will recognize ordinary compensation income and possibly capital gain or loss (long-term or short-term, depending on the holding period of the stock sold) in such amounts as are prescribed by the Code and the regulations thereunder, and CFP Group will generally be entitled to a Federal income tax deduction in the amount of such ordinary compensation income recognized by the employee.

         An employee to whom a nonqualified stock option ("NSO") is granted will not recognize income at the time of grant of such Option. When such employee exercises such NSO, the employee will recognize ordinary compensation income equal to the excess, if any, of the fair market value, as of the date of Option exercise, of the shares the employee receives upon such exercise over the Option Price paid. The tax basis of such shares to such employee will be equal to the Option Price paid plus the amount, if any, includible in the employee's gross income, and the employee's holding period for such shares will commence on the date on which the employee recognizes taxable income in respect of such shares. Gain or loss upon a subsequent sale of any Common Stock received upon the exercise of a NSO generally would be taxed as capital gain or loss (long-term or short-term, depending upon the holding period of the stock sold). Certain additional rules apply if the Option Price is paid in shares previously owned by the participant. Subject to the applicable provisions of the Code and regulations thereunder, CFP Group will generally be entitled to a Federal income tax deduction in respect of a NSO in an amount equal to the ordinary compensation income recognized by the employee. This deduction will, in general, be allowed for the taxable year of CFP Group in which the participant recognizes such ordinary income. The Board of Directors may amend the Option Plan without stockholder approval in any respect other than any amendment that requires stockholder approval by law or pursuant to the rules of the Code regarding qualified stock options.

     1998 Stock Option Plan

         On June 17, 1998 the Company's Board of Directors adopted, subject to shareholder approval, a new incentive stock option program (the "1998 Stock Option Plan") which includes the existing management of the Company, as well as key senior executives and management of Quality Foods and Custom Foods.

     Item 12.   Security ownership of certain beneficial owners and management

         PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the ownership of the capital stock of the Company as of May 30, 1998 with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock,
     (ii) each of the Company's directors, (iii) the Named Executive Officers and (iv) all directors and officers as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o CFP Group, Inc., 1117 West Olympic
     Boulevard, P.O. Box 1027, Montebello, California 90640.

                                                      Shares of Voting                            Shares of          Percentage of
                                                        Common Stock   Percentage of              Nonvoting         All Classes of
                                                            (1)        Voting Common            Common Stock(1)      Common Stock
Name and Address of Beneficial Owner                      Class A          Stock         Class A          Class B   (Fully-Diluted)
Atlantic Equity Partners, L.P.(2) ...............          14,293          97.2%            --              --            49.3%
Roberto Buaron (3) ..............................          14,293          97.2             --              --            49.3
Richard Griffith (4) ............................            --            --              3,161            --            10.9
Robert Gioia (5) ................................            --            --               --             1,081           3.7
Eric Ek .........................................            --            --              1,066            --             3.7
David Cohen (6) .................................            --            --               --             1,081           3.7
James Long (7) ..................................             173           1.2             --              --              *
Steve Diener ....................................            --            --                100            --              *
All officers and directors as a group
(8 persons) .....................................          14,466          98.4            4,337           2,162          72.2

-----------
*        Less than one percent.

(1) The authorized capital stock of CFP Group consists of 160,000 shares of capital stock, including 150,000 shares of Common Stock, $.01 par value (the "Common Stock") and 10,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock"). Of the 150,000 shares of Common Stock, 100,000 shares are designated Class A Voting Common Stock (the "Class A Voting Stock"), 25,000 shares are designated Class A Nonvoting Stock (the "Class A Nonvoting Stock"), and 25,000 shares are designated Class B Nonvoting Common Stock (the "Class B Nonvoting Stock").

(2) Address is P.O. Box 847, One Capital Place, Fourth Floor, Grand Cayman, Cayman Islands, British West Indies. Atlantic Equity Associates, L.P. ("AEA") is the sole general partner of AEP and as such exercises voting and/or investment power over shares of capital stock owned by AEP, including the shares of Common Stock held by AEP (the "AEP Shares"). Mr. Buaron is the sole stockholder of Buaron Capital Corporation ("BCC."). BCC is the managing general partner of AEA. Rodney Limited ("Rodney"), an indirect wholly owned subsidiary of Afros Finanziana S.p.a ("Afros"), is also a general partner of AEA. As general partners of AEA, BCC and Rodney share voting and/or investment power over, and may be deemed to beneficially own, the AEP Shares. BCC and Rodney disclaim any beneficial ownership of any shares of capital stock owned by AEP, including the AEP Shares. Through their respective affiliations with BCC, Rodney and AEA, Mr Buaron and Afros control the sole general partner of AEP and therefore have the authority to control voting and/or investment power over, and may be deemed to beneficially own, the AEP Shares. Mr. Buaron and Afros disclaim any beneficial ownership of any of the AEP Shares. Certain present and former employees of First Atlantic, an affiliate of AEP, owning an additional 412 shares of Class A Voting Stock, have granted AEP the right to vote the shares of Class A Voting Stock beneficially owned by them.

(3) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. Represents shares of Common Stock to be owned and controlled by AEP. Mr. Buaron is the sole shareholder of BCC. BCC is the managing general partner of AEA. AEA is the sole general partner of AEP and as such, exercises voting and/or investment power over shares of capital stock owned and controlled by AEP, including the AEP Shares. Mr. Buaron, as the sole shareholder and Chief Executive Officer of BCC, and Rodney, as a general partner of AEA, control the sole general partner of AEP and therefore share voting and/or investment power over, and may be deemed to beneficially own, the AEP Shares. Mr. Buaron disclaims any beneficial ownership of the AEP Shares.

(4) Includes 70 shares of Class A Nonvoting Stock owned by Mr. Griffith's Profit Sharing Trust and 150 shares of Class A Nonvoting Stock owned by Mr. Griffith's wife.

(5) Represents 1,081 shares of Class B Nonvoting Stock owned by RDG Food Corp., Inc. ("RDG"). Mr. Gioia, as the sole shareholder of RDG, controls the voting and disposition of the shares owned by RDG and, therefore, is deemed to beneficially own the Class B Nonvoting Stock owned by RDG.

(6) Represents 1,081 shares of Class B Nonvoting Stock of Amjor Holdings, Inc. ("AHI"). Mr. Cohen, as the sole stockholder of AHI, controls the voting and disposition of the shares owned by AHI and, therefore, is deemed to beneficially own the Class B Nonvoting Stock owned by AHI.

(7) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York, 10022.

     Item 13.   Certain relationships and related transactions

         CERTAIN TRANSACTIONS

         Transactions with Certain Stockholders

         During fiscal 1998 the Company repurchased 334 shares of Non-voting Class B Stock from former employees of the Company.

         Effective December 31, 1996, the Company entered into a new management consulting agreement with First Atlantic which provides for the annual payment of compensation in the amount of $600,000 plus out of pocket expenses to First Atlantic in exchange for providing management consulting services to the Company and its subsidiaries. Payments under this agreement during fiscal 1998 were $666,000. Such agreement will continue until December 31, 2003 unless extended pursuant to its terms.

         In connection with the acquisition of Quality Foods, Robert Gioia and David Cohen, and entities controlled by them, received cash consideration for their interests in Quality Foods upon the closing of the Acquisition of $6,232,945 and $5,131,366, respectively, and $344,230 and $290,000 respectively upon partial release of the purchase price escrowed at closing, and are entitled to receive their respective pro rata shares, with the other Sellers, of any amounts, if and when released, of the remaining part of the purchase price escrowed at closing.

     Stockholders' Agreement

         CFP Group, AEP, NationsCredit Commercial Corporation, Richard Griffith, Robert Gioia, David Cohen, Eric Ek and the other Stockholders named therein entered into a Stockholders' Agreement (the "Stockholders' Agreement") dated as of December 31, 1996, which contains certain restrictions with respect to the transfer of CFP Group's capital stock, certain rights granted by CFP Group with respect to such shares and certain voting and other arrangements.

     The rights and obligations of each party to the Stockholders' Agreement shall terminate as to such stockholder upon the earliest to occur of (I) the transfer of all stock of CFP Group owned by such stockholder, (ii) the twentieth anniversary of the date of the Stockholders' Agreement, (iii) a sale of all or substantially all of the stock of CFP Group in a single transaction or (d) the consummation of an initial public offering of the common stock of CFP Group which results in net proceeds to CFP Group of at least $100 million dollars.

         The Corporation and the Stockholders shall use its and their best efforts (including any action required to amend the Certificate of Incorporation or By-laws of the Corporation) to cause the size of the Board to consist of nine directors (or such other number as a Majority in Interest of AEP Stockholders shall determine) and to provide that, notwithstanding any vacancies, any corporate action taken by the Board of the Corporation must be approved by at least five directors (or such larger number as shall constitute a majority of the Board).

         The Stockholders' Agreement provides that all of the parties to the Stockholders' Agreement other than AEP (each such other party being referred to herein as the "Selling Group") are prohibited from transferring any stock to any person engaged in a business which competes in any manner with the business conducted by CFP Group and its subsidiaries. In addition, subject to certain exceptions, no Selling Group may transfer any stock prior to the third anniversary of the date of the Stockholders' Agreement and thereafter no Selling Group may transfer stock unless it first offers such stock to CFP Group. Should CFP Group fail to accept all or any part of the stock offered for sale, AEP will have the right to purchase all or any part of the stock offered but not accepted for purchase by CFP Group. Should AEP fail to accept all such stock offered for sale, then the Selling Group may transfer the stock so offered to an Institutional Investor (as such term is defined in the Stockholders' Agreement) or to such other purchaser as shall be approved by AEP (and its transferees).

         In the event that AEP receives an offer from an unaffiliated third party to purchase that number of shares of stock of CFP Group which constitutes, in the aggregate, more than 50% of the total number of shares then outstanding, AEP shall not transfer any stock unless the terms of such offer are extended to the other stockholders and the other stockholders are given the opportunity to participate on a pro rata basis in such sale.

         Pursuant to the Stockholders' Agreement, if at any time AEP shall approve (i) a proposal from a person that is not an affiliate of AEP for the transfer of all of the stock of CFP Group, (ii) the merger or consolidation of CFP Group with or into another person that is not an affiliate of AEP in which the stockholders will receive cash or securities for their shares or (iii) the sale by CFP Group or its subsidiaries of all or substantially all of their assets to a person that is not an affiliate of AEP, then each stockholder shall be required to participate in such transaction and to take all necessary action to cause CFP Group to consummate such transaction.

         In the event of a Termination of Relationship of a Management Investor (as such terms are defined in the Stockholders' Agreement), CFP Group shall have the right to repurchase all or any part of the stock owned by such Management Investor. The price at which such shares are to be purchased shall be either the lesser of the price paid by such terminated Management Investor or the fair value per share of the stock (as determined in accordance with the provisions of the Stockholders' Agreement), depending on whether the Management Investor was terminated for "cause" (as defined in the Stockholders' Agreement) or for any reason other than "cause."

     Indemnification of Officers and Directors

         The Certificates of Incorporation of CFP Holdings, CFP Group, Custom Foods and Quality Foods contain provisions eliminating the personal liability of directors for monetary damages for breaches of their duty of care, except in certain prescribed circumstances. The Bylaws of CFP Holdings, CFP Group, Custom Foods and Quality Foods also provide that directors and officers will be indemnified to the fullest extent authorized by Delaware law or California law, as the case may be, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of CFP Holdings, CFP Group, Custom Foods or Quality Foods (as the case may be). The Bylaws of CFP Holdings, CFP Group and Custom Foods provide that the right of directors and officers to indemnification is not exclusive of any other right now possessed or hereinafter acquired under any statute, agreement or otherwise.

Part IV
     Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

         Set forth below are consolidated financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K.

         1)    Consolidated Financial Statements

               Filed herewith.

         2)    Financial Statement Schedules

               Schedule  II,  Valuation  and  Qualifying   Accounts,   is  filed
               herewith. All other schedules are not included because they are not applicable.

         3)    Exhibits

               The following Exhibits are filed as a part of, or incorporated by reference into this report:

          FY 1998 10-K Exhibit Index

          Exhibit #:

          (10) Material contracts:

                   10.1 Loan and Security Agreement dated May 5, 1998 between Fleet Capital Corporation and CFP Holdings, Inc. (Filed herewith).

                   10.2 Employment Agreement dated March 9, 1998 between CFP Holdings, Inc. and William G. DelChiaro. (Filed herewith).

                   10.3 Amendment number 1 dated September 15, 1997 to Employment Agreement between CFP Holdings, Inc. and David
          Cohen. (Filed herewith).

          (12) Statements re computation of ratios:

                   12.1 Computation of Earnings to Fixed Charges.(Filed herewith).

          (21) Subsidiaries of the registrant:

                   CFP Group, Inc., a Delaware Corporation
                   CFP Holdings, Inc., a Delaware Corporation
                   Custom Food Products, Inc., a California Corporation QF Acquisition Corp., a Delaware Corporation

          (27) Financial Data Schedule. (Filed herewith).

          4)       Reports on Form 8-K

                   None.
Signatures
                                       37

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 1998.


                                  CFP GROUP, INC.
                                  By:
                                                      /s/ Roberto Buaron
                                          --------------------------------------
                                                        Roberto Buaron
                                                     Chairman of the Board

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the 26th day of June, 1998, by the following persons in the capacities indicated:


                        Name                            Title
                        ----                            -----


                 /s/ Roberto Buaron
------------------------------------------    Chairman of the Board and Director
                     Roberto Buaron

               /s/ William Del Chiaro
------------------------------------------    President, Chief Executive Officer
                   William Del Chiaro

                  /s/ Robert Gioia
------------------------------------------    Director
                      Robert Gioia

                     /s/ Eric Ek
------------------------------------------    Vice President, Chief Financial
                        Eric Ek               Officer, Secretary and Director
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                /s/ Richard Griffith
------------------------------------------    Director
                    Richard Griffith

                 /s/ James A. Long
------------------------------------------    Director
                     James A. Long

                  /s/ David Cohen
------------------------------------------    Director
                      David Cohen

                  /s/ Andrew Kohn
------------------------------------------    Director
                      Andrew Kohn

                                               CFP Holdings, Inc.

                                Schedule II - Valuation and Qualifying Accounts

                                    Years ended September 30, 1995, and 1996

                         Six Months Ended March 31, 1997 and year ended March 31, 1998


                                        Balance
                                          at                                                          Balance
                                       beginning     Charged to       Charged to                      at end
               Description             of period      Expenses          Other       Deductions       of period
               -----------             ---------      --------          -----       ----------       ---------
Accounts Receivable:                                           (In Thousands)
Allowance for doubtful accounts
   Year ended September 30, 1995           9            129               -               -              138
   Year ended September 30, 1996         138             12               -            (100)              50
   Period ended March 31, 1997            50             22              50             (29)              93
   Year ended March 31, 1998              93            119             (79)            (18)             115

                                                   39

--------------------------------------------------------------------------------
                  CFP Group, Inc.

                  Financial Statements for the Years Ended September 30, 1995 and 1996 and March 31, 1998 and the Six Months Ended March 31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
CFP Group, Inc.:

We have audited the accompanying consolidated balance sheets of CFP Group, Inc. and subsidiaries (the "Company") as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended September 30, 1995 and 1996, the six months ended March 31, 1997, and the year ended March 31, 1998. Our audits also included the financial statement schedule listed at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CFP Group, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended September 30, 1995 and 1996, the six months ended March 31, 1997, and the year ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
June 5, 1998

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   March 31,
                                                                                                          --------------------------
                                                                                                            1997               1998
                                                                                                                 (In thousands)
CURRENT ASSETS:
  Cash                                                                                                    $  2,139          $  1,344
  Accounts receivable, net of allowance for doubtful accouts of $93,000 and
    $115,000 at March 31, 1997 and 1998, respectively (Note 2)                                              10,719            12,007
  Inventories (Notes 2 and 4)                                                                               11,340            15,718
  Prepaid expenses and other current assets                                                                  2,526               890
                                                                                                          --------          --------
          Total current assets                                                                              26,724            29,959

PROPERTY AND EQUIPMENT, NET (Notes 2 and 5)                                                                 25,402            27,004

COSTS OF IN EXCESS OF NET ASSETS ACQUIRED,
  NET (Notes 2 and 3)                                                                                       72,021            68,608

INTANGIBLE AND OTHER ASSETS, NET (Notes 2 and 6)                                                             8,675             7,508


                                                                                                          --------          --------
TOTAL                                                                                                     $132,822          $133,079
                                                                                                          ========          ========

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 March 31,
                                                                                                        ---------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                                  1997               1998
                                                                                                               (In thousands)
CURRENT LIABILITIES:
  Current portion of long-term obligations (Note 7)                                                     $   1,991         $   2,232
  Accounts payable                                                                                          4,964             6,816
  Accrued expenses and other current liabilities                                                            5,055             5,362
  Income taxes payable                                                                                         12                42

           Total current liabilities                                                                       12,022            14,452
                                                                                                        ---------         ---------

LONG-TERM OBLIGATIONS (Note 7)                                                                            137,864           141,267
                                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

REDEEMABLE COMMON STOCK (Note 9)                                                                            2,319             2,319
                                                                                                        ---------         ---------

STOCKHOLDER'S DEFICIENCY (Note 10):
  Preferred stock, $.01 par value; 6,472 shares authorized; none issued and outstanding
  Voting common stock - Class A, $.01 par value; 100,000 shares
    authorized; 14,705 shares issued and outstanding                                                        3,196             3,196
  Nonvoting  common stock - Class A, $.01 par value;  25,000 shares  authorized;
    11,241 (inclusive of 3,011 shares classified as redeemable common stock)
    shares issued and outstanding                                                                           2,204             2,204
  Nonvoting  common stock - Class B, $.01 par value;  25,000 shares  authorized;
    3,321 and 3,059 shares  (inclusive of 2,162 shares  classified as redeemable common stock) issued and outstanding at March 31, 1997
      and March 31, 1998, respectively                                                                        805               623
  Stockholders' notes receivable                                                                             (337)             (203)
  Accumulated deficit                                                                                     (25,251)          (30,779)
                                                                                                        ---------         ---------

             Total stockholders' deficiency                                                               (19,383)          (24,959)
                                                                                                        ---------         ---------

TOTAL                                                                                                   $ 132,822         $ 133,079
                                                                                                        =========         =========

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1995 AND 1996, SIX MONTHS ENDED MARCH 31, 1997
AND YEAR ENDED MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Six
                                                                                                         Months            Year
                                                                     Years Ended September 30,            Ended            Ended
                                                                    ---------------------------          March 31,        March 31,
                                                                       1995             1996               1997             1998

SALES (Note 2)                                                      $  61,543         $  65,996         $  60,529         $ 181,378

COST OF SALES                                                          49,868            53,818            52,276           152,484
                                                                    ---------         ---------         ---------         ---------

GROSS PROFIT                                                           11,675            12,178             8,253            28,894

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 8)                                                     6,700             5,512             7,474            17,156

SALES BROKERAGE AGREEMENT
  TERMINATION COSTS (Notes 8 and 10)                                                      4,996
                                                                    ---------         ---------         ---------         ---------

INCOME FROM OPERATIONS                                                  4,975             1,670               779            11,738

INTEREST EXPENSE (Note 7)                                               2,632             3,232             4,681            17,236
                                                                    ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES AND EXTRAORDINARY ITEM                                   2,343            (1,562)           (3,902)           (5,498)

PROVISION (BENEFIT) FOR INCOME
  TAXES (Notes 2 and 11)                                                1,189              (409)             (541)               30
                                                                    ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 1,154            (1,153)           (3,361)           (5,528)

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT (Note 7)                                                                          (4,489)
                                                                    ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                                   $   1,154         $  (1,153)        $  (7,850)        $  (5,528)
                                                                    =========         =========         =========         =========

See accompanying notes to consolidated financial statements.

CFP GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED SEPTEMBER 30, 1995 AND 1996, SIX MONTHS ENDED MARCH 31, 1997
AND YEAR ENDED MARCH 31, 1998
---------------------------------------------------------------------------------------------------------------------------

                                                                   Nonvoting -              Nonvoting -
                                          Voting Class A -           Class A                  Class B
                                            Common Stock           Common Stock             Common Stock      Shareholder
                                         -------------------     -------------------      ------------------     Notes
                                         Shares      Amount      Shares      Amount       Shares      Amount   Receivable
                                                                      (Dollars In Thousands)
BALANCE, SEPTEMBER 30, 1994               14,705    $  3,196       2,725    $    592
  Net income
  Redeemable preferred dividends
                                          ------    --------     ---------  --------
BALANCE, SEPTEMBER 30, 1995               14,705       3,196       2,725         592
  Net loss
  Redeemable preferred dividends
  Increase in carrying value of stock
    warrant purchase obligations
                                          ------    --------     ---------  --------
BALANCE, SEPTEMBER 30, 1996               14,705       3,196       2,725         592
  Net loss
  Redeemable preferred dividends
  Increase in carrying value of stock
    warrant purchase obligations
  Exercise of stock warrants                                       4,538       1,723
  Exercise of stock options                                        7,487       2,163
  Issuance of common stock                                             1           1       3,321    $  2,305    $   (343)
  Repayment of stockholder notes                                                                                       6
  Repurchase of common stock                                      (3,510)     (1,456)
  Distribution to stockholders
  Shares reclassified to redeemable
    common stock                                                  (3,011)       (819)     (2,162)     (1,500)
                                          ------    --------     ---------  --------      --------  --------    --------
BALANCE, MARCH 31, 1997                   14,705       3,196       8,230       2,204       1,159         805        (337)

  Issuance of common stock and
    grant of note receivable                                                                  72          50         (35)
  Repurchase of common stock and
    cancellation of note receivable                                                         (334)       (232)        169
  Net loss
                                          ------    --------     ---------  --------      --------  --------    --------
BALANCE, March 31, 1998                   14,705    $  3,196       8,230    $  2,204         897    $    623    $   (203)
                                          ======    ========     =========  ========      ========  ========    ========


                                          Retained
                                          Earnings
                                        (Accumulated
                                           Deficit)    Total

                                        (Dollars In Thousands)
BALANCE, SEPTEMBER 30, 1994             $  1,040    $  4,828
  Net income                               1,154       1,154
  Redeemable preferred dividends             (98)        (98)
                                        --------     --------
BALANCE, SEPTEMBER 30, 1995                2,096       5,884
  Net loss                                (1,153)     (1,153)
  Redeemable preferred dividends             (94)        (94)
  Increase in carrying value of stock
    warrant purchase obligations            (617)       (617)
                                        --------     --------
BALANCE, SEPTEMBER 30, 1996                  232       4,020
  Net loss                                (7,850)     (7,850)
  Redeemable preferred dividends             (27)        (27)
  Increase in carrying value of stock
    warrant purchase obligations            (207)       (207)
  Exercise of stock warrants                           1,723
  Exercise of stock options                            2,163
  Issuance of common stock                             1,963
  Repayment of stockholder notes                           6
  Repurchase of common stock                          (1,456)
  Distribution to stockholders           (17,399)    (17,399)
  Shares reclassified to redeemable
    common stock                                      (2,319)
                                        --------     --------
BALANCE, MARCH 31, 1997                  (25,251)    (19,383)

  Issuance of common stock and
    grant of note receivable                              15
  Repurchase of common stock and
    cancellation of note receivable                      (63)
  Net loss                                (5,528)     (5,528)
                                        --------     --------
BALANCE, March 31, 1998                 $(30,779)   $(24,959)
                                        ========     ========

See accompanying notes to consolidated financial statements

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995 AND 1996, SIX MONTHS ENDED MARCH 31, 1997
AND YEAR ENDED MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Six
                                                                                    Years Ended             Months         Year
                                                                                   September 30,             Ended         Ended
                                                                              -----------------------       March 31,     March 31,
                                                                                1995           1996           1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $  1,154       $ (1,153)      $ (7,850)      $ (5,528)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                1,710          2,088          2,236          6,732
    Amortization of deferred financing costs and original
      issue discount                                                               602            630            389          1,283
    Deferred income taxes                                                         (171)           (10)          (546)
    Loss on sale of equipment                                                                                                    15
    Extraordinary loss on early extinguishment of debt                                                         4,489
    Changes in assets and liabilities, net of the effects from the acquisition of Quality Foods LP:
        Accounts receivable                                                        (18)          (658)          (170)        (1,288)
        Inventories                                                                430           (479)         1,802         (4,378)
        Prepaid expenses and other current assets                                 (362)           324           (963)         1,636
        Income taxes receivable/payable                                            473           (399)            98             30
        Accounts payable                                                           (57)            84            289          1,852
        Accrued expenses and other current liabilities                             621           (292)         3,703            307
                                                                              --------       --------       --------       --------
           Net cash provided by operating activities                             4,382            135          3,477            661
                                                                              --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                         (1,821)        (1,432)        (1,674)        (4,497)
  Acquisition of Quality Foods L.P.                                                                          (65,647)
  Proceeds from sale of property and equipment                                                                    44          1,137
  Other assets                                                                      36           (379)           (16)          (394)
                                                                              --------       --------       --------       --------
           Net cash used in investing activities                                (1,785)        (1,811)       (67,293)        (3,754)
                                                                              --------       --------       --------       --------

See accompanying notes to consolidated financing statements.

                                                                                                                         (Continued)

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995 AND 1996, SIX MONTHS ENDED MARCH 31, 1997
AND YEAR ENDED MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Six
                                                                                         Years Ended          Months        Year
                                                                                        September 30,          Ended        Ended
                                                                                   ----------------------     March 31,    March 31,
                                                                                     1995         1996          1997        1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving loan facility                                         $   8,300    $   9,725    $  14,821    $  23,000
  Repayment of revolving loan facilities                                              (9,050)      (9,975)     (15,821)     (18,500)
  Proceeds from issuance of long-term debt                                             8,800        5,681      218,500
  Repayment of long-term debt and capitalized lease
    obligations                                                                      (10,857)      (3,120)    (122,847)      (1,847)
  Deferred financing costs                                                                                     (11,455)        (308)
  Proceeds from sale of common stock                                                                               157           15
  Purchase of redeemable preferred stock                                                             (143)      (1,207)
  Collection of shareholder notes receivable                                                                         6            1
  Purchase of common stock                                                                                        (692)         (63)
  Distributions to shareholders                                                                                (16,000)
                                                                                   ---------    ---------    ---------    ---------
          Net cash (used in) provided by financing activities                         (2,807)       2,168       65,462        2,298
                                                                                   =========    =========    =========    =========
NET (DECREASE) INCREASE IN CASH                                                         (210)         492        1,646         (795)

CASH, BEGINNING OF PERIOD                                                                211            1          493        2,139
                                                                                   ---------    ---------    ---------    ---------
CASH, END OF PERIOD                                                                $       1    $     493    $   2,139    $   1,344
                                                                                   =========    =========    =========    =========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received)  during  the year for:
    Interest                                                                       $   1,831    $   2,265    $   2,099    $  15,386
    Income taxes                                                                         973                       (93)          33

See accompanying notes to consolidated financial statements.

                                                                                                                         (Continued)

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995 AND 1996, SIX MONTHS ENDED MARCH 31, 1997
AND YEAR ENDED MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Six
                                                                                    Years Ended               Months         Year
                                                                                   September 30,               Ended         Ended
                                                                               ----------------------         March 31,    March 31,
                                                                                1995           1996             1997         1998
SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITY:
  Acquisition of property and equipment through
    capital leases                                                             $ 3,233        $ 1,577                       $ 1,019
  Accrued dividends on redeemable preferred stock                                   98             94        $    27
  Issuance of common stock in exchange for equity
    interest in Quality Foods L.P.                                                                             1,500
  Issuance of employee notes in exchange for nonvoting
    Class B common stock                                                                                         343             35
  Exercise price of stock options for which the cost to
    exercise was deducted from the distribution to
    stockholders                                                                                               1,399
  Issuance of nonvoting Class B common stock to
    a financial institution for services rendered in
      1997; and to an employee in 1998                                                                          305             50


     During the year ended September 30, 1996 and the six months ended March 31 1997, the carrying value of the stock warrant purchase obligations increased by $617,000 and $207,000, respectively, with a corresponding charge to retained earnings. During the six months ended March 31, 1997, the stock warrant purchase obligations with a carrying value of $1,723,000 were redeemable for nonvoting Class A common stock.

     On December 31, 1996, the Company acquired all of the equity interests in Quality Foods L.P. and its two general partners, which are now operated as QF Acquisition Corp. ("Quality Foods") for a purchase price of $65.6 million (see Note 3).

See accompanying notes to consolidated financial statements.
                                                                     (Concluded)

CFP GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BUSINESS

     CFP Group, Inc. (the "Company") was incorporated on November 26, 1996 as New CFP Holdings, Inc. and subsequently changed its name to CFP Group, Inc. The Company was formed to recapitalize CFP Holdings, Inc. On December 31, 1996, each person owning capital stock (or options to acquire capital stock) of CFP Holdings, Inc. exchanged their equity interests for equivalent interests of capital stock (or options to acquire capital stock) of the Company. Accordingly, these consolidated financial statements include the historical results of CFP Holdings, Inc. for all periods presented. CFP Group, Inc. and CFP Holdings, Inc. are companies that have no operations or assets separate from their investments in their respective subsidiaries and rely on CFP Holdings, Inc.'s subsidiaries for their cash flows.

     CFP Group, Inc., through its wholly owned subsidiaries, develops, manufactures and markets precooked and uncooked meat products sold primarily to manufacturers of branded and private label packaged foods, foodservice distributors, and restaurants.

     On December 31, 1996, the Company acquired all of the equity interests in Quality Foods. Quality Foods is a Pennsylvania-based manufacturer primarily of pre-cooked and uncooked, thinly sliced beef used in "Philadelphia-style" steak sandwiches. The financial statements include the operations of Quality Foods from the date of acquisition (See Note 3).

     On March 31, 1993, the Company acquired substantially all of the assets of Best Western Foods, Inc. and all the outstanding stock of Center of the Plate Foods, Inc. The acquisitions were accounted for as purchases. The cost in excess of net assets acquired related to the purchase of the assets of Best Western Foods, Inc. and a portion of the stock of Center of the Plate Foods, Inc. was based on the fair values of the identifiable assets acquired and liabilities assumed. However, because certain shares of the stock of Center of the Plate Foods, Inc. were purchased from a stockholder of the Company, a portion of the cost in excess of net assets acquired was reduced to reflect the historical basis of the stockholder's continuing interest in the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CFP Group, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year-End - During March 1997, the Company changed its year-end from the Saturday closest to September 30 to the Saturday closest to March 31. All full years presented are 52 weeks; the six-month period ended March 31 consists of 26 weeks. For clarity of presentation, the Company describes its prior year-ends as September 30 and its prior quarter-end and current year-end as March 31. The Company's fiscal quarter-end is the Saturday closest to the calendar quarter-end.

     Concentration  of Credit  Risk -  Financial  instruments  that  subject the
     Company to credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company has one significant customer that accounted for more than 10% of its sales. Sales to this customer totaled 44%, 40%, 23%, and 15% of total sales for the years ended September 30, 1995 and 1996, the six months ended March 31, 1997, and the year ended March 31, 1998, respectively. Accounts receivable from this customer totaled 11% and 7% of total accounts receivable at March 31, 1997 and 1998, respectively. In addition, pursuant to franchise supply agreements with two different international franchising operations, the Company sells products to authorized distributors who in turn sell these products to two franchising operations. During the years ended September 30, 1995 and 1996, the six months ended March 31, 1997 and the year ended March 31, 1998, approximately 43%, 45%, 46% and 46% of sales, respectively, were to such distributors.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment - Property and equipment are stated at cost. The Company uses the straight-line method of depreciation and amortization for buildings and leasehold improvements and both the straight-line and the double-declining method for all other property and equipment. Depreciation is provided for over the estimated useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

     Intangible and Long-Lived Assets - The Company reviews the recoverability of intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

     Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is amortized over periods of 20 to 40 years. Accumulated amortization was $1,919,000 and $5,332,000 at March 31, 1997 and 1998,
     respectively (see Note 3).

     Covenants Not to Compete - Covenants not to compete are stated at cost and are amortized on a straight-line basis over five years. Accumulated amortization was $2,065,000 and $2,643,000 at March 31, 1997 and 1998,
     respectively. At March 31, 1998, covenants not to compete are fully amortized.

     Income Taxes - Deferred income taxes are determined based on temporary differences between the financial reporting and income tax bases of assets and liabilities at the balance sheet date, multiplied by the applicable tax rates. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

     Fair Value of Financial Instruments - The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying amounts of substantially all of the Company's outstanding long-term obligations approximate fair value because their interest rates are based on variable reference rates or rates currently available to the Company for debt with similar terms.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Pronouncements - In June of 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers and products and services. The Company will evaluate the effect that this new standard has on the Company's financial statement presentation, and the required information will be reflected in the financial statements for the year ended March 31, 1999.

3.   BUSINESS ACQUISITIONS

     On December 31, 1996, pursuant to a securities purchase agreement, the Company acquired all of the equity interests in Quality Foods for a total purchase price of $67.1 million, which was composed of cash payments to sellers of $64.0 million less a purchase price adjustment refund received from the sellers of $354,000, the issuance of 2,162 shares of nonvoting common stock - Class B valued at $1.5 million plus acquisition costs of $2.6 million less cash assumed of $600,000. Funds for the acquisition, repayment of certain existing indebtedness, and working capital were primarily provided by $76.0 million in term loans, a $20.0 million revolving credit facility and $25.0 million of subordinated bridge loans. This acquisition has been accounted for under the purchase method, and the results of the operations of Quality Foods have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, based on fair values at the date of acquisition. This resulted in an excess of cost over net assets acquired of $62.6 million, which is being amortized on a straight-line basis over 20 years.

     If the acquisition and the related equity and debt transactions had occurred on October 1, 1995, the results on a pro forma basis for the combined operations of the Company and Quality Foods for the year ended September 30, 1996 and for the six months ended March 31, 1997 would have been as follows:

                                                  September 30,        March 31,
                                                      1996               1997
                                                         (In Thousands)
Net sales                                           $ 156,645         $  81,578
Loss before extraordinary item                      $  (3,297)        $  (4,265)


     The fair value of the assets acquired was $95.4 million, the cash paid was $65.6 million, the fair value of common stock issued was $1.5 million and liabilities assumed or paid upon the acquisition were $28.3 million.

4.   INVENTORIES

     Inventories consisted of the following:


                                                             March 31,
                                                     ---------------------------
                                                      1997                1998
                                                           (in thousands)
Raw materials                                        $ 4,498             $ 5,655
Work-in-process                                        2,157               3,470
Finished goods                                         4,685               6,593
                                                     -------             -------
Total                                                $11,340             $15,718
                                                     =======             =======


5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


                                                             March 31,
                                                     --------------------------
                                                       1997              1998
                                                           (in thousands)
Land                                                 $    376          $    376
Building                                               17,232            19,171
Machinery and equipment                                 9,590            11,135
Office furniture and fixtures                             492               759
Leasehold improvements                                  2,479             2,531
Construction in progress                                  185                80
                                                     --------          --------
                                                       30,354            34,052
Accumulated depreciation                               (4,952)           (7,048)
                                                     --------          --------
Property and equipment, net                          $ 25,402          $ 27,004
                                                     ========          ========


6.   INTANGIBLES AND OTHER ASSETS

     Intangible and other assets consisted of the following:


                                                              March 31,
                                                     --------------------------
                                                       1997             1998
                                                          (in thousands)
Covenants not to compete                             $  2,643
Deferred financing costs                               12,231          $ 12,539
Other assets                                              210               568
                                                     --------          --------
                                                       15,084            13,107
Accumulated amortization                               (6,409)           (5,599)
                                                     --------          --------
Total                                                $  8,675          $  7,508
                                                     ========          ========

7.   LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                                              March 31,
                                                       ------------------------
                                                         1997            1998
                                                             (in thousands)
     Senior  notes  payable,  interest at 11.625%,
     payable  semiannually,  principal due January
     2004                                              $115,000        $115,000

     Term note  payable to a bank,  interest  at a
     reference  rate (8.5% at March 31, 1998) plus
     2% or  eurodollar  rate  (5.7% at  March  31,
     1998)   plus   3%,   payable    semiannually,
     principal  payable quarterly at $1.0 million,
     increasing to $2.2 million with the remaining
     balance due in June 2002                            10,000           9,000

     Revolving loan payable to a bank, interest at
     a  reference  rate  (8.5% at March 31,  1998)
     plus 1.25% or eurodollar  rate (5.7% at March
     31,  1998)  plus  2.5%,   payable  quarterly,
     expires June 2002                                      500           5,000

     Debt   assumed   in   connection   with   the
     acquisition  of Quality  Foods:  Revenue bond
     payable to a government  financing authority,
     interest at a reference  rate (5.65% at March
     31, 1998) not to exceed 18%, payable monthly,
     principal   payable   annually  at  $100,000,
     increasing to $400,000 through December 2014         4,300           4,200

     Notes   payable  to  a   government   agency,
     interest  at  2%,   payable  with   principal
     monthly through April 2012, collateralized in
     a   second    position   on   the   Company's
     Philadelphia facility                                2,154           1,955

     Note payable to a government agency, interest
     at 0.5%, payable monthly beginning April 1999
     through October 2005,  principal and interest
     payable in equal  monthly  installments  from
     November    2005    through    April    2010,
     collateralized  in a shared third position on
     the Company's Philadelphia facility                  1,000           1,000

     Notes   payable  to  a   government   agency,
     interest  at  5.25%,   payable  monthly  with
     principal      through     February     2012,
     collateralized  in a shared third position on
     the Company's Philadelphia facility                    747             710

     Capital lease obligations  payable in varying
     monthly     installments     through    2021,
     collateralized  by  buildings  and  equipment
     with  a  net  book  value  of  6,042,000  and
     $6,317,000   at  March  31,  1997  and  1998,
     respectively                                         6,154           6,634
                                                       --------        --------
     Total                                              139,855         143,499
     Current portion                                     (1,991)         (2,232)
                                                       --------        --------
     Long-term debt                                    $137,864        $141,267
                                                       ========        ========


     The senior notes payable are senior unsecured obligations that rank pari passu in the right of payment with all other existing and future senior debt of the Company. The senior notes payable provide limitations on the sale or transfer of the Company's subsidiaries and also provide for the holders of the notes to require the Company to purchase the notes upon a change in control of the Company. The senior notes payable contain certain financial covenants, including limitations on incurring additional debt, payments to stockholders, capital stock transactions and transactions with affiliates. At March 31, 1998, no amounts were available for dividend payments. The Company may redeem the notes prior to maturity subject to certain redemption premiums. The senior notes payable are obligations of CFP Holdings and are, jointly and severally, unconditionally guaranteed in full by CFP Group and each of CFP Holdings' subsidiaries.

     The Company has entered into a bank credit agreement for a revolving note payable and a term loan payable ("Bank Debt"). Maximum borrowings under the revolving loan payable are $20.0 million subject to a borrowing base. Available borrowings at March 31, 1998 were $7.4 million. The revolving loan payable also provides for standby letters of credit of up to $3.0 million and for the reduction of available borrowings equal to the amount outstanding under the revenue bond payable. The Bank Debt is collateralized by substantially all of the Company's assets and is guaranteed jointly and severally, and unconditionally, in full by each of the Company's subsidiaries. The bank credit agreement provides for the maintenance of certain financial ratios and other financial covenants and also includes limitations on capital expenditures, incurrence of additional debt, payment of dividends, capital stock transactions and asset dispositions. At March 31, 1998, no amounts were available for dividend payments. The interest rates for the revolving loan payable and term loan are reduced when the Company achieves certain leverage ratios. On May 4, 1998, all amounts outstanding under the bank credit agreement were repaid (see Note 14, Subsequent Events).

     The revenue bond payable provides for monthly escrow deposits in amounts sufficient to fund annual sinking fund requirements. Mandatory sinking fund redemptions are required each December 1 through final redemption in 2014. The bonds are supported by an irrevocable letter of credit, which is backed by a guarantee provided by a commercial lender. The letter of credit and guarantee are collateralized by a first priority lien on the Company's Philadelphia real property. The commercial lender also has a lien on certain production equipment owned by the Company.

     One of the notes payable to a government agency requires that the Company maintain a letter of credit for $750,000.

     In connection with a loan agreement and a capital lease, the Company issued warrants, which contained antidilution provisions, to purchase 2,700 and 412 shares, respectively, of common stock at $0.01 per share. The stock warrant purchase obligations were initially recorded at their estimated fair value at the date of issuance. Adjustments to the carrying value of the stock warrants purchase obligations to the estimated redemption price were recognized during the period from the date of issuance to the earliest put date of the warrants. During the year ended September 30, 1995, no adjustment to the carrying value of the stock warrant purchase obligations was required. During the year ended September 30, 1996, the Company had increased the carrying value of the warrants from $899,000 to $1,516,000 with a corresponding charge to retained earnings of $617,000. During the six months ended March 31, 1997, the carrying value of the warrants was increased by $207,000 and the warrants were converted into 4,538 nonvoting shares of Class A common stock.

     As part of the acquisition of Quality Foods, the Company borrowed $76.0 million under term loans and $25.0 million under bridge notes. The bridge notes, $66.0 million of the term notes, and certain other long-term obligations were repaid upon the issuance of the senior notes payable resulting in an extraordinary loss of $4.5 million. No income tax benefit was allocated to the extraordinary loss, as the Company's income tax benefit was fully allocated to the loss from operations.

     Minimum principal payments of long-term obligations as of March 31, 1998 are as follows:


                           Year Ending           1998
                             March 31,       (In Thousands)
                              1999             $  2,232
                              2000                2,729
                              2001                2,813
                              2002                2,880
                              2003                6,619
                              Thereafter        126,226
                                               --------
                              Total            $143,499
                                               ========


8.   RELATED PARTY TRANSACTIONS

     The Company had a sales brokerage agreement with a stockholder under which the stockholder was paid a specified commission based on sales of certain products to certain customers. The agreement was terminated in January 1996 for a fee of $4,996,000. Commission expense under this agreement was $2,142,000 and $570,000 for the years ended September 30, 1995 and 1996, respectively. Upon termination of the sales brokerage agreement, the Company entered into a consulting agreement that provided for a one-year contract with an option to extend for one additional year. The consulting agreement provided for annual payments of $100,000 with an additional bonus of $100,000 at the discretion of the Company. During 1996, the Company paid $100,000 total. During December 1996, the Company purchased all 865 nonvoting Class A common shares owned by this stockholder for $692,000.

     Effective December 31, 1996, the Company entered into a new management consulting agreement with an affiliate of a stockholder under which the Company is obligated to pay $600,000 per year plus expenses through December 2003, at which time the agreement is automatically extended annually, until terminated by the Company or the stockholder. Consulting expense under this and a preceding agreement was $393,000, $400,000, $292,000 and $666,000, including reimbursed expenses, for the years ended September 30, 1995 and 1996, the six months ended March 31, 1997, and the year ended March 31, 1998, respectively. The Company paid an investment banking fee of $750,000 to the same affiliate of a stockholder upon consummation of the acquisition of Quality Foods.

     The Company and certain of its shareholders have entered into a shareholder agreement that restricts the transfer or sale of the Company's stock. Among other provisions, the shareholder agreement provides for the right of first refusal upon sale of the stock in addition to providing for the election of certain directors of the Company.

     The Company has entered into employment agreements with certain of its executive officers, which expire at various dates through December 2001. Such agreements provided for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses, which are payable if specified management goals are attained and for the issuance of stock options. The aggregate commitment for future salaries and minimum bonuses at March 31, 1998, was approximately $3.9 million through December 2001.

9.   REDEEMABLE COMMON STOCK

     In December 1996, in connection with the execution of certain employment agreements (see Note 8), three management shareholders were granted the right to sell certain shares of common stock and shares to be issued upon the exercise of certain stock options back to the Company. The management shareholders have the right to sell these shares upon the occurrence of certain employment related events, which include termination without cause, termination for nonrenewal of employment agreement and involuntary termination. With respect to 3,011 shares of Redeemable Nonvoting - Class A common stock, the redemption price is determined by a formula specified in the agreement. With respect to 2,162 shares of Redeemable Nonvoting - Class B common stock, the redemption price is the fair value of shares or in certain circumstances the higher of the price paid for the stock or the fair value. The redemption amounts are payable in cash or, in certain circumstances, subordinated notes payable. With respect to the 3,011 shares, in certain circumstances, the Company has the right to purchase the stock from the management shareholder at a formula driven price as determined in the agreement.

     The redeemable common stock was initially recorded at its fair value at the date the common stock was issued. Adjustments to the carrying value of the redeemable common stock are recorded when the redemption value exceeds the carrying value. As of March 31, 1998, no increase in the carrying value was necessary.

10.  STOCK OPTION PLAN

     In connection with the recapitalization (see Note 1), the Company assumed all obligations of CFP Holdings under the CFP Holdings Stock Option Plan. Under the Plan, which is administered by the Board of Directors, 11,586 shares of nonvoting common stock were reserved for the issuance of incentive stock options or nonqualified stock options to directors, employees and consultants of the Company. The price, terms and conditions of each issuance are determined based on the provisions of the plan. During the year ended September 30, 1995, 11,239 options were granted at an exercise price of $289 per share, of which 3,871 and 7,437 options were exercisable as of September 30, 1995 and 1996, respectively. In December 1996, 7,487 options at $289 per share were exercised for nonvoting common stock. Thereafter, the Company repurchased 2,645 shares of these newly issued shares for $2.1 million less the exercise cost of $764,000 for net cash paid of $1,352,000 that was recorded as compensation expense. At March 31, 1998, a total of 2,206 vested options at an exercise price of $289 per share, expiring 2002, were outstanding.

     The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1995 pursuant to SFAS No. 123 was $664,000. Had compensation cost for the Company's stock option plan been determined based on their fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) would have been $1.0 million, $(1.3) million, $(8.0) million, and $(5.7) million for the years ended September 30, 1995 and 1996 and for the six months ended March 31, 1997 and the year ended March 31, 1998, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield and volatility of zero, a risk free interest rate of 6.28% and expected option lives of 3.7 years.

     On June 17, 1998 the Company's Board of Directors, subject to shareholder approval, adopted a new incentive stock option program (the "1998 Stock Option Plan") which includes the existing management of the Company, as well as key senior executives and management of Quality Foods and Custom Foods.

11.  INCOME TAXES

     The provision (benefit) for income taxes consisted of the following:


                                                           Six
                                       Years Ended     Months Ended  Year Ended
                                      September 30,      March 31     March 31
                                  -------------------     -------     -------
                                   1995        1996        1997          1998
Current:
  Federal                         $ 1,092     $  (401)
  State                               268           2     $     5     $    30
                                  -------     -------     -------     -------
                                    1,360        (399)          5          30
                                  -------     -------     -------     -------
Deferred:
  Federal                            (135)         39        (427)
  State                               (36)        (49)       (119)
                                  -------     -------     -------     -------
                                     (171)        (10)       (546)
                                  -------     -------     -------     -------
Total provision (benefit)         $ 1,189     $  (409)    $  (541)    $    30
                                  =======     =======     =======     =======


     The major elements contributing to the difference between the federal statutory income tax rate and the effective income tax rate relating to income (loss) before income taxes and extraordinary item are as follows:

                                                                               Six
                                                           Years Ended     Months Ended Year Ended
                                                           September 30,      March 31,  March 31,
                                                         ----------------     ---------  ---------
                                                         1995      1996         1997        1998
Statutory rate                                           35.0%     (35.0)%     (35.0)%     (35.0)%
Officer's life insurance and other nondeductible
  expenses                                                1.8        4.0         0.7         2.0
Goodwill amortization                                     4.3        6.4         1.2         1.8
State taxes, net                                          9.6       (1.6)        1.9        (2.0)
Valuation allowance                                                             17.3        33.2
                                                         ----      -----       -----       -----
Effective tax rate                                       50.7%     (26.2)%     (13.9)%       0.0%
                                                         ====      =====       =====       =====

     Deferred income taxes consist of the following:

                                                                            September 30,                         March 31,
                                                                      -------------------------           ------------------------
                                                                       1995              1996               1997            1998
                                                                                              (In Thousands)
Deferred income tax assets:
  Federal net operating loss carryforwards                                                                $ 2,894          $ 4,747
  State taxes                                                         $    53           $    26                                160
  Accrued vacation                                                         29                39               114              113
  Expense accruals                                                         12                21                38              485
  State net operating loss carryforwards                                                     43               627              849
  AMT credit carryforward                                                                   189               126              126
  Valuation allowances                                                                                     (3,149)          (5,333)
                                                                      -------           -------           -------          -------
                                                                      $    94           $   318           $   650          $ 1,147
                                                                      =======           =======           =======          =======

Deferred income tax liabilities:
  Depreciation and amortization                                       $   555           $   681           $   405          $ 1,135
  Prepaid expenses                                                         53                51               101               12
  Other                                                                    41               131               144
                                                                      -------           -------           -------          -------
                                                                      $   649           $   863           $   650          $ 1,147
                                                                      =======           =======           =======          =======


     At March 31, 1998, the Company has federal net operating loss carryforwards of approximately $13.5 million that are available ratably over the next six fiscal years and that expire in 2012. At March 31, 1998, the Company has various state operating loss carryforwards aggregating approximately $12.3 million that expire in 2002 through 2017.

     During the six months ended March 31, 1997 and the year ended March 31, 1998, the Company established a valuation allowance equal to the net deferred tax asset of $3.1 million and $5.3 million, respectively.

12.  COMMITMENTS

     The Company leases its facilities and certain equipment under both capital and noncancelable operating leases that expire through November 2021. Rent expense under operating leases totaled $618,000, $618,000, $444,000 and $1,220,000 for the years ended September 30, 1995 and 1996, the six months ended March 31, 1997 and the year ended March 31, 1998, respectively. Certain of the leases require the payment of related property taxes, insurance, maintenance and other costs.

     Minimum future lease payments under both capital and operating leases, together with the present value of the net minimum lease payments under capital leases as of March 31, 1998 are summarized as follows:


                                                        Capital        Operating
       Year Ending                                       Leases         Leases
         March 31,                                          (In Thousands)

          1999                                          $  1,290       $   965
          2000                                             1,252           874
          2001                                             1,093           624
          2002                                             1,131           530
          2003                                               844           441
          Thereafter                                      14,594            20
                                                         --------      -------
          Total minimum lease payments                    20,204       $ 3,454
          Amount representing interest                   (13,570)      =======
                                                         -------

          Present value of net minimum lease payments   $  6,634
                                                        ========


13.  BENEFIT PLAN

     One of the Company's subsidiaries has a defined contribution profit-sharing salary reduction plan covering substantially all of its employees not otherwise covered under a collective bargaining agreement. Company contributions to the profit-sharing plan are determined by the board of directors and are a percentage of each participant's compensation. Benefit plan expense recorded by the Company was $29,000 and $98,000 for the six months ended March 31, 1997 and year ended March 31, 1998, respectively.

14.  SUBSEQUENT EVENTS

     On May 5, 1998, the Company entered into a $40.0 million loan and security agreement (the "Loan and Security Agreement") with a financial institution providing for revolving credit loans (the "Revolver") and term loan options. Maximum borrowings under the Revolver cannot exceed $40.0 million, limited to a borrowing base and other limitations including amounts outstanding under term loans, letters of credit and other borrowing instruments under the Loan and Security Agreement. All amounts outstanding under the existing Bank debt were repaid with new borrowings under the Loan and Security Agreement consisting of a $10.0 million term loan and $4.1 million advanced under the Revolver. In addition, deferred financing costs of approximately $1 million were written off in connection with the repayment of the Bank debt. All amounts outstanding under the Loan and Security Agreement become due and payable in May 2002.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial information for the quarterly periods for the years ended March 31, 1998 and the six months ended March 31, 1997 are presented below (in thousands):

                                                   1998
                          -----------------------------------------------------
                          June 30      September 30    December 31     March 31

Net sales                 $ 44,755       $ 46,593       $ 47,335       $ 42,695
Gross profit                 7,472          8,088          6,675          6,659
Income from operations       3,346          3,928          2,172          2,292
Loss before income taxes      (804)          (484)        (2,160)        (2,050)
Net loss                      (804)          (484)        (2,160)        (2,080)


                                                                 1997
                                                       -------------------------
                                                       December 31     March 31

Net sales                                               $ 20,624       $ 39,905
Gross profit                                               2,561          5,692
Income (loss) from operations                              1,025           (246)
Income (loss) before income taxes and
     extraordinary item                                      202         (4,104)
Extraordinary item                                                       (4,489)
Net loss                                                     (50)        (7,800)

16.  SUMMARIZED FINANCIAL INFORMATION

     The full financial statements of each of the other co-guarantors of the senior notes payable (see Note 7) have not been provided because the Company's management believes that the presentation of full financial statements is not material to investors. Summarized financial information of CFP Group, Inc. and CFP Holdings, Inc. as of March 31, 1998 and for the year then ended and as of March 31, 1997, and for the six months ended
     March 31, 1997 is as follows:

                                                                                       March 31, 1998
                                                              ---------------------------------------------------------------------
                                                                 CFP
                                                               Holdings              CFP                                 CFP Group,
                                                                 Inc.               Group,                                   Inc.
                                                             Consolidated            Inc.            Eliminations       Consolidated
                                                                                        (In Thousands)
Total current assets                                          $  29,963           $      (4)                              $  29,959
Total noncurrent assets                                         103,120                                                     103,120
Investment in subsidiary                                                              6,047           $  (6,047)
                                                              ---------           ---------           ---------           ---------
Total                                                         $ 133,083           $   6,043           $  (6,047)          $ 133,079
                                                              =========           =========           =========           =========
Total current liabilities                                     $  14,452                                                   $  14,452

Total noncurrent liabilities                                    141,267                                                     141,267

Intercompany (receivable) payable                               (28,683)          $  28,683
                                                              ---------           ---------

Redeemable preferred stock                                        1,228                               $  (1,228)
                                                              ---------                               ---------
Common stock subject to redemption                                                    2,319                                   2,319
                                                                                  ---------                               ---------
Stockholder's equity (deficiency):
  Voting common stock                                             3,196               3,196              (3,196)              3,196
  Nonvoting common stock                                          5,146               2,827              (5,146)              2,827
  Stockholders notes receivable                                                        (203)                                   (203)
  Accumulated deficit                                            (3,523)            (30,779)              3,523             (30,779)
                                                              ---------           ---------           ---------           ---------
Total stockholder's equity
  (deficiency)                                                    4,819             (24,959)             (4,819)            (24,959)
                                                              ---------           ---------           ---------           ---------
Total                                                         $ 133,083           $   6,043           $  (6,047)          $ 133,079
                                                              =========           =========           =========           =========

                                                                                       Year Ended March 31, 1998
                                                                     --------------------------------------------------------------
                                                                        CFP
                                                                      Holdings            CFP                             CFP Group,
                                                                        Inc.             Group,                             Inc.
                                                                    Consolidated          Inc.         Eliminations     Consolidated
                                                                                             (In Thousands)
Sales                                                                $ 181,378                                            $ 181,378
Cost of sales                                                          152,484                                              152,484
                                                                     ---------                                            ---------
Gross profit                                                            28,894                                               28,894
Selling, general and administrative
  expenses                                                              17,156                                               17,156
                                                                     ---------                                            ---------
Income from operations                                                  11,738                                               11,738

Equity in loss of subsidiary                                                           $  (5,528)        $   5,528
Interest expense                                                        17,236                                               17,236
                                                                     ---------         ---------         ---------        ---------
Loss before income taxes and
  extraordinary item                                                    (5,498)           (5,528)            5,528           (5,498)

Provision for income taxes                                                  30                                                   30
                                                                     ---------         ---------         ---------        ---------
Loss before extraordinary item                                          (5,528)           (5,528)            5,528           (5,528)
Extraordinary loss on early extinguishment
  of debt
                                                                     ---------         ---------         ---------        ---------
Net loss                                                             $  (5,528)        $  (5,528)        $   5,528        $  (5,528)
                                                                     =========         =========         =========        =========

                                                                                         March 31, 1997
                                                              ---------------------------------------------------------------------
                                                                CFP
                                                               Holdings             CFP                                  CFP Group,
                                                                 Inc.              Group,                                    Inc.
                                                             Consolidated           Inc.             Eliminations       Consolidated
                                                                                         (In Thousands)
Total current assets                                          $  26,724                                                   $  26,724
Total noncurrent assets                                         106,098                                                     106,098
Investment in subsidiary                                                          $   1,828           $  (1,828)
                                                              ---------           ---------           ---------           ---------
Total                                                         $ 132,822           $   1,828           $  (1,828)          $ 132,822
                                                              =========           =========           =========           =========

Total current liabilities                                     $  12,022                                                   $  12,022

Total noncurrent liabilities                                    137,864                                                     137,864

Intercompany (receivable) payable                               (18,892)          $  18,892
                                                              ---------           ---------
Redeemable preferred stock                                        1,228                               $  (1,228)
                                                              ---------                               ---------
Common stock subject to redemption                                                    2,319                                   2,319
                                                                                  ---------                               ---------
Stockholder's equity (deficiency):
  Voting common stock                                             3,196               3,196              (3,196)              3,196
  Nonvoting common stock                                          6,655               3,009              (6,655)              3,009
  Stockholders notes receivable                                                        (337)                                   (337)
  Accumulated deficit                                            (9,251)            (25,251)              9,251             (25,251)
                                                              ---------           ---------           ---------           ---------
Total stockholder's equity
  (deficiency)                                                      600             (19,383)               (600)            (19,383)
                                                              ---------           ---------           ---------           ---------
Total                                                         $ 132,822           $   1,828           $  (1,828)          $ 132,822
                                                              =========           =========           =========           =========

                                                                                    Six Months Ended March 31, 1997
                                                                      -------------------------------------------------------------
                                                                         CFP
                                                                       Holdings           CFP                             CFP Group,
                                                                         Inc.            Group,                             Inc.
                                                                     Consolidated         Inc.         Eliminations     Consolidated
                                                                                               (In Thousands)
Sales                                                                 $ 60,529                                             $ 60,529
Cost of sales                                                           52,276                                               52,276
                                                                      --------                                             --------
Gross profit                                                             8,253                                                8,253
Selling, general and administrative
  expenses                                                               7,474                                                7,474
                                                                      --------                                             --------
Income from operations                                                     779                                                  779

Equity in loss of subsidiary                                                            $ (7,850)         $  7,850
Interest expense                                                         4,681                                                4,681
                                                                      --------          --------          --------         --------
Loss before income taxes and
  extraordinary item                                                    (3,902)           (7,850)            7,850           (3,902)

Provision for income taxes                                                (541)                                               (541)
                                                                      --------          --------          --------         --------
Loss before extraordinary item                                          (3,361)           (7,850)            7,850           (3,361)
Extraordinary loss on early extinguishment
  of debt                                                               (4,489)                                             (4,489)
                                                                      --------          --------          --------         --------
Net loss                                                              $ (7,850)         $ (7,850)         $  7,850         $ (7,850)
                                                                      ========          ========          ========         ========

                                                            * * * * * *

(13395)