Form 10-Q
period 1998-06-30
CFP HOLDINGS INC
filed 1998-08-12
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
(Mark One)
  [ x ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1998

  [   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         for the transition period from
                            _________ To ___________

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

                      Class                        Outstanding at July 31, 1998
                      -----                        ----------------------------
  Voting Common Stock - Class A, $.01 par value                14,705
Non-voting common Stock - Class A, $.01 par value              11,241
Non-voting common Stock - Class B $.01 par value                3,059

                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX

Part I     Financial Information                                          Page #
                                                                          ------
           Item 1.   Financial Statements

                     Consolidated Balance Sheets -                           1
                         March 31, 1998 and June 30, 1998

                     Consolidated Statements of Operations -                 2
                         Three months ended June 30, 1998 & 1997

                     Consolidated  Statements  of Cash Flows                 3
                         Three  months ended June 30, 1998 and 1997

                     Notes to Consolidated Financial Statements              4

           Item 2.   Management's Discussion and Analysis of                 7
                         Financial Condition and Results of Operations

Part II    Other Information

           Item 6.   Exhibits and Reports on Form 8-K                       10

Signatures

Exhibit Index

Part I     Financial Information
           Item 1.  Financial Statements

                        CFP GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                         March 31,    June 30,
                                                           1998         1998
                                                         ---------    ---------
                                                            (in thousands)
Current assets:                                          $   1,344    $   1,332
   Cash and cash equivalents
   Accounts receivable, net of allowance for doubtful
     accounts of $115,000 and $153,000 at March 31,
     1998 and June 30, 1998, respectively                   12,007       11,104
   Inventories                                              15,718       16,872
   Prepaid expenses and other current assets                   890        1,144
                                                         ---------    ---------
     Total current assets                                   29,959       30,452
Property and equipment, net                                 27,004       27,418
Costs in excess of net assets acquired, net                 68,608       67,755
Intangible and other assets, net                             7,508        6,758
                                                         ---------    ---------
     Total                                               $ 133,079    $ 132,383
                                                         =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current Liabilities:
   Current portion of long-term debt                     $   2,232    $     732
   Accounts payable                                          6,816        6,416
   Accrued expenses and other current liabilities            5,404        8,235
                                                         ---------    ---------
Total current liabilities                                   14,452       15,383
                                                         ---------    ---------
Long term debt                                             141,267      141,835
                                                         ---------    ---------
Commitments and contingencies
Redeemable common stock                                      2,319        2,319
                                                         ---------    ---------
Stockholders' equity (deficiency):
   Preferred stock,  $.01 par value;  6,472 shares
   authorized,  none issued and outstanding
   Voting common stock - Class A, $.01 par value;
   100,000 shares authorized, 14,705 shares
   issued and outstanding                                    3,196        3,196
   Nonvoting common stock - Class A, $.01 par value;
   25,000 shares  authorized, 11,241 (inclusive of
   3,011 shares classified as redeemable
   common stock) shares issued and outstanding               2,204        2,204
   Nonvoting common stock - Class B, $.01 par value;
   25,000 shares authorized, 3,059 shares (inclusive
   of 2,162 shares classified as redeemable common
   stock) issued and outstanding                               623          623
   Stockholders' notes receivable                             (203)        (203)
   Accumulated deficit                                     (30,779)     (32,974)
                                                         ---------    ---------
   Total stockholders' deficiency                          (24,959)     (27,154)
                                                         ---------    ---------
     Total                                               $ 133,079    $ 132,383
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended

                                                          June 30,      June 30,
                                                            1997         1998
                                                          --------     --------
                                                              (in thousands)

Sales                                                     $ 44,755     $ 44,276

Cost of Sales                                               37,283       36,103
                                                          --------     --------
Gross Profit                                                 7,472        8,173

Selling, general and administrative expenses                 4,126        4,716

Terminated transaction related costs                                        256
                                                          --------     --------
Income from operations                                       3,346        3,201

Interest expense                                             4,150        4,343
                                                          --------     --------
Loss before income taxes and extraordinary item               (804)      (1,142)

Provision for income taxes                                                   50
                                                          --------     --------
Net loss before extraordinary item                            (804)      (1,192)

Extraordinary loss on early extinguishment of debt                       (1,003)
                                                          --------     --------
Net loss                                                  $   (804)    $ (2,195)
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                           June 30,    June 30,
                                                             1997        1998
                                                           --------    --------
                                                              (in thousands)

Cash flows from operating activities:                      $   (804)   $ (2,195)
     Net loss
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation and amortization                          1,639       1,584
       Amortization of deferred financing costs and
          original issue discount                               308         300
       Extraordinary loss on early extinguishment of debt                 1,003
       Changes in assets and liabilities:
          Accounts receivable                                   (39)        903
          Inventories                                        (2,913)     (1,154)
          Prepaid expenses and other current liabilities        419        (256)
          Income taxes receivable/payable                                    50
          Accounts payable                                    1,920        (401)
          Accrued expenses and other current liabilities      3,711       2,782
                                                           --------    --------
               Net cash provided by operating activities      4,241       2,616
                                                           --------    --------
Cash flows from investing activities:
     Acquisition of property and equipment                     (613)     (1,145)
     Other assets                                              (245)        (43)
                                                           --------    --------
               Net cash used in investing activities           (858)     (1,188)
                                                           --------    --------
Cash flows from financing activities:
     Borrowings under revolving loan facility                             1,119
     Repayment of revolving loan facilities                    (500)     (2,000)
     Proceeds from issuance of long term-debt                            14,127
     Repayment of long-term debt and capitalized lease
          obligations                                          (144)    (14,177)
     Deferred financing costs                                    (2)       (509)
                                                           --------    --------
               Net cash used in financing activities           (646)     (1,440)
                                                           --------    --------
Net increase (decrease) in cash                               2,737         (12)
Cash, beginning of period                                     2,139       1,344
                                                           --------    --------
Cash, end of period                                        $  4,876    $  1,332
                                                           ========    ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                         $    612    $    900

          See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of CFP Group, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of CFP Group, Inc. ("CFP Group") and its wholly-owned subsidiary CFP Holdings, Inc. ("CFP Holdings"), and CFP Holdings' wholly-owned subsidiaries Custom Food Products, Inc. ("Custom Foods") and QF Acquisition Corp. ("Quality Foods"). The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended on the Saturday nearest June 30, 1998 and 1997 were 13 weeks in duration. For simplicity of presentation, the Company has described the interim periods and year end period herein as ending on June 30 and March 31 respectively.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. The Company will evaluate the effect that this new standard has on the Company's financial statement presentation, and the required information will be reflected in the financial statements for the year ended March 31, 1999.

NOTE 3: LOAN AND SECURITY AGREEMENT

     On May 5, 1998, the Company entered into a $40.0 million loan and security agreement (the "Loan and Security Agreement") with a financial institution providing for revolving credit loans (the "Revolver") and term loan and equipment loan options. Maximum borrowings under the Revolver cannot exceed $40.0 million, subject to a borrowing base and other limitations including amounts outstanding under the term loans, letters of credit and other borrowing instruments under the Loan and Security Agreement. Borrowings under the Loan and Security Agreement bear interest at varying rates as disclosed in Note 5. All amounts outstanding under the Loan and Security Agreement become due and payable in May 2002.

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

     The Company used proceeds from new borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement consisting of a $10.0 million term loan and $4.1 million advanced under the Revolver. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately one million dollars was recorded. This amount principally consisted of unamortized deferred financing costs.

NOTE 4: INVENTORIES
     Inventories consisted of the following:

                            March 31,               June 30,
                               1998                   1998
                         ----------------       ----------------
Raw materials            $          5,655       $          6,202
Work-in-process                     3,470                  3,929
Finished goods                      6,593                  6,741
                         ----------------       ----------------
Total                    $         15,718       $         16,872
                         ================       ================

NOTE 5: LONG-TERM OBLIGATIONS

                                                         March 31,     June 30,
                                                           1998          1998
                                                         ---------     ---------
Long -term obligations consisted of the following:

Senior notes payable, interest at 11 5/8% payable
 semiannually, principal due January 2004.                $115,000     $115,000

Term note payable to a bank, interest at a reference
 rate (8.5% at March 31, 1998) plus 2% or Eurodollar
 rate (5.7% at March 31, 1998) plus 3% payable
 semiannually, principal payable quarterly at
 $1.0 million increasing to $2.2 million with the
 remaining balance due in June 2002.                         9,000

Term note payable to a financial institution, interest
 at a reference rate (8.5% at June 30,  1998) or
 Eurodollar  rate (5.8% at June 30,  1998) plus  2.25%,
 entire principal balance due in May 2002.                               10,000

Revolving loan payable to a bank, interest at a reference
 rate (8.5% at March 31, 1998) plus 1.25% or Eurodollar
 rate (5.7% at March 31, 1998) plus 2.5% payable
 quarterly, expires June 2002.                               5,000

Revolving loan payable to a financial institution, interest
 at a reference rate (8.5% at June 30, 1998) or Eurodollar
 rate (5.8% at June 30, 1998) plus 2.25%, expires May 2002.               3,246

Debt assumed in connection with the acquisition of Quality Foods:

 Revenue bond  payable to a  government  financing
    authority,  interest  at a reference rate (5.8% at
    June 30, 1998) not to exceed 18% payable  monthly,
    principal payable annually at $100,000 increasing
    to $400,000 through December 2014.                       4,200        4,200

 Notes Payable to a government agency, interest at
    2%, payable with principal monthly through
    April 2012, collateralized in a second
    position on the Company's Philadelphia facility.         1,955        1,904

 Note payable to a government agency, interest at 0.5%
    payable monthly beginning April 1999 through
    October 2005, principal and interest payable in
    equal monthly installments from November 2005
    through April 2010, collateralized in a shared third
    position on the Company's Philadelphia facility.         1,000        1,000

 Notes payable to a government agency, interest at 5.25%
    payable monthly with principal through February 2012,
    collateralized in a shared third position on the
    Company's Philadelphia facility.                           710          710

Capital lease obligations payable in varying monthly
 installments through 2021, collateralized by buildings
 and equipment with a net book value of $6,317,000 and
 $6,184,000, at March 31, 1998, and
 June 30, 1998 respectively.                                 6,634        6,510
                                                          --------     --------
Total                                                      143,499      142,567

Less current portion                                        (2,232)        (732)
                                                          --------     --------
Long-term debt                                            $141,267     $141,835
                                                          ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                       6
of Operations.

General

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997.

     Net Sales. Net sales decreased by 1% to $44.3 million for the three month period ended June 30, 1998 from $44.8 million for the period ended June 30, 1997. Total pounds sold by the company decreased by 2% to 25.6 million pounds for the three months ended June 30, 1998 from 26.0 million pounds for the three months ended June 30, 1997. The small quarterly decrease in net sales was primarily due to a decrease in non value added product sales. Sales of the Company's higher margin value added products were virtually unchanged as a decline in sales to one of the Company's largest customers were offset by increases in sales to other value added product customers. The net sales price increased to $1.73 per pound from $1.72 per pound primarily as a result of sales mix variations.

     Gross Profit. Gross profit increased to $8.2 million for the three months ended June 30, 1998 from $7.5 million for the three months ended June 30, 1997. This $0.7 million increase was primarily due to efficiencies in operations as well as favorable raw material prices. The gross margin increased to 18.5% for the three months ended June 30, 1998 from 16.7% for the three months ended June 30, 1997 for the same reasons.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.7 million for the three months ended June 30, 1998 from $4.1 million for the three months ended June 30, 1997, primarily due to strategic staffing additions.

     Terminated Transaction Related Costs. In the three months ended June 30, 1998, the Company expensed $256,000 in transaction costs associated with a potential acquisition which has been terminated.

     Income from Operations. Income from operations decreased minimally to $3.2 million for the three months ended June 30, 1998 from $3.3 million for the three months ended June 30, 1997.

     Interest Expense. Interest expense increased minimally to $4.3 million for the three months ended June 30, 1998 compared to $4.2 million for the three months ended June 30, 1997.

     Provision for Income Taxes. Provision for income taxes increased to $50,000 for the three months ended June 30, 1998 from zero for the three months ended June 30, 1997, to provide for various state income taxes. For the three months ended June 30, 1998 the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to the net operating loss carry forward.

     Extraordinary Loss. The Company used proceeds from new borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately one million dollars was recorded. This amount principally consisted of unamortized deferred financing costs.

     Net Loss. A net loss of $1.2 million was incurred for the three months ended June 30, 1998 versus a net loss of $804,000 for the three months ended June 30, 1997 due to the net impact of the foregoing items.

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

Liquidity and Financial Resources

     The Company's total consolidated indebtedness was $142.6 million at June 30, 1998. Interest payments on the 11 5/8% Senior Notes and anticipated interest and principal payments under the Loan and Security Agreement represent significant obligations of the Company. The 11 5/8% Senior Notes require semi-annual interest payments of approximately $6.7 million which commenced in July 1997. Borrowings under the Loan and Security Agreement bear interest at floating rates. Approximately $5.0 million of the Revolver is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. At June 30, 1998 approximately $11.4 million was available to the Company for borrowings under the Revolver, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Loan and Security Agreement.

Forward Looking Statements

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are detailed periodically in the Company's SEC filings on Forms 10-K and 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended June 30, 1998. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:



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

                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                      Custom Food Products, Inc.
                                                            QF Acquisition Corp.

                                                         /s/ Eric W. Ek
August 7, 1998                               -----------------------------------
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