Form 10-Q
period 1998-09-30
CFP HOLDINGS INC
filed 1998-11-06
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q
(Mark One)
  [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1998

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

                                  800-423-3903
              (Registrant's telephone number, including area code)
                      ------------------------------------

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

                 Class                           Outstanding at October 31, 1998
                 -----                           -------------------------------
Voting Common Stock - Class A, $.01 par value                14,705
Non-voting  common  Stock - Class  A,  $.01
par value                                                    11,241
Non-voting  common  Stock - Class B $.01
par value                                                     3,059

                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX


Part I. Financial Information                                             Page #
          Item 1. Financial Statements

                  Consolidated Balance Sheets -                               1
                    March 31, 1998 and September 30, 1998

                  Consolidated Statements of Operations -                     2
                    Three months and six months ended September 30, 1998 & 1997

                  Consolidated Statements of Cash Flows -                     3
                    Three months and six months ended September 30, 1998 and 1997

                  Notes to Consolidated Financial Statements                  4

          Item 2. Management's Discussion and                                 7
                  Analysis of
                    Financial Condition and Results of Operations

Part II Other Information

              Item 6. Exhibits and Reports on Form 8-K                        11

Signatures

Exhibit Index

Part I     Financial Information
           Item 1.  Financial Statements

                                         CFP GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                      ASSETS
                                                                                    March 31,       September 30,
                                                                                       1998             1998
                                                                                 ---------------- -----------------
                                                                                           (in thousands)
Current assets:
   Cash and cash equivalents                                                     $          1,344 $           2,647
   Accounts receivable, net of allowance for doubtful accounts of $115,000
     and $188,000 at March 31, 1998 and September 30, 1998, respectively                   12,007            10,577
   Inventories                                                                             15,718            18,535
   Prepaid expenses and other current assets                                                  890             1,115
                                                                                 ---------------- -----------------
     Total current assets                                                                  29,959            32,874
Property and equipment, net                                                                27,004            28,427
Costs in excess of net assets acquired, net                                                68,608            66,902
Intangible and other assets, net                                                            7,508             7,198
                                                                                 ---------------- -----------------
     Total                                                                       $        133,079 $         135,401
                                                                                 ================ =================

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
   Current portion of long-term debt                                             $          2,232 $              734
   Accounts payable                                                                         6,816              7,575
   Accrued expenses and other current liabilities                                           5,404              5,359
                                                                                 ---------------- ------------------
Total current liabilities                                                                  14,452             13,668
                                                                                 ---------------- ------------------
Long term debt                                                                            141,267            146,828
                                                                                 ---------------- ------------------
Commitments and contingencies
Redeemable common stock                                                                     2,319              2,319
                                                                                 ---------------- ------------------
Stockholders' deficiency:
   Preferred stock, $.01 par value; 6,472 shares authorized, none issued and outstanding
   Voting common stock - Class A, $.01 par value; 100,000 shares authorized,
   14,705 shares issued and outstanding                                                     3,196              3,196
   Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized, 11,241 (inclusive of 3,011 shares classified as redeemable
   common stock) shares issued and outstanding                                              2,204              2,204
   Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized, 3,059 shares (inclusive of 2,162 shares classified as redeemable
   common stock) issued and outstanding                                                       623                623
   Stockholders' notes receivable                                                            (203)              (203)
   Accumulated deficit                                                                    (30,779)           (33,234)
                                                                                 ---------------- ------------------
   Total stockholders' deficiency                                                         (24,959)           (27,414)
                                                                                 ---------------- ------------------
     Total                                                                       $        133,079 $          135,401
                                                                                 ================ ==================

          See accompanying notes to consolidated financial statements.

                                         CFP GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                     September 30,     September 30,    September 30,   September 30,
                                                          1997             1998              1997            1998
                                                          ----             ----              ----            ----
                                                              (in thousands)
Sales                                                $       46,593   $        45,070   $       91,348  $       89,346
Cost of Sales                                                38,505            35,962           75,788          72,065
                                                     --------------   ---------------   --------------  --------------
Gross Profit                                                  8,088             9,108           15,560          17,281
Selling, general and administrative expenses                  4,160             4,834            8,286           9,550
Terminated transaction related costs                                                                               256
                                                     --------------   ---------------   --------------  --------------
Income from operations                                        3,928             4,274            7,274           7,475
Interest expense                                              4,412             4,353            8,562           8,696
                                                     --------------   ---------------   --------------  --------------
Loss before income taxes and extraordinary item                (484)              (79)          (1,288)         (1,221)
Provision for income taxes                                                        181                              231
                                                     --------------   ---------------   --------------  --------------
Net loss before extraordinary item                             (484)             (260)          (1,288)         (1,452)
Extraordinary loss on early extinguishment of debt                                                               1,003
                                                     --------------   ---------------   --------------  --------------
Net loss                                             $         (484)   $         (260)   $      (1,288)  $      (2,455)
                                                     ==============   ===============   ==============  ==============

          See accompanying notes to consolidated financial statements.

                                         CFP GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                        Three Months Ended        Six Months Ended
                                                                       Sept 30,     Sept 30,     Sept 30,     Sept 30,
                                                                         1997         1998         1997         1998
                                                                         ----         ----         ----         ----
Cash flows from operating activities:
  Net loss                                                            $     (484)  $     (260)  $   (1,288)  $   (2,455)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                          1,634        1,622        3,273        3,206
    Amortization of deferred financing costs and original
    issue discount                                                           310          298          618          598
    Deferred Income Taxes                                                     15                        15
    Extraordinary loss on early extinguishment of debt                                                            1,003
    Changes in assets and liabilities:
      Accounts receivable                                                 (1,462)         528       (1,501)       1,431
      Inventories                                                         (6,291)      (1,583)      (9,204)      (2,737)
      Prepaid expenses and other current liabilities                      (1,029)         148         (610)        (108)
      Income taxes receivable/payable                                                      38                        88
      Accounts payable                                                     1,528        1,160        3,448          759
      Accrued expenses and other current liabilities                      (3,223)      (2,914)         488         (132)
                                                                      ----------   ----------   ----------   ----------
        Net cash (used in) provided by operating activities               (9,002)        (963)      (4,761)       1,653
                                                                      ----------   ----------   ----------   -----------
Cash flows from investing activities:
  Acquisition of property and equipment                                   (1,991)      (1,858)      (2,604)      (3,003)
  Proceeds from sale of equipment                                          1,137                     1,137
  Other assets                                                              (258)        (776)        (503)        (819)
                                                                      ----------   ----------   ----------   ----------
    Net cash used in investing activities                                 (1,112)      (2,634)      (1,970)      (3,822)
                                                                      ----------   ----------   ----------   ----------
Cash flows from financing activities:
  Borrowings under revolving loan facility                                10,500        7,654       10,500        8,773
  Repayment of revolving loan facilities                                  (5,000)      (2,500)      (5,500)      (4,500)
  Proceeds from issuance of long term-debt                                   992                       992       14,127
  Repayment of long-term debt and capitalized lease obligations             (676)        (161)        (820)     (14,338)
  Deferred financing costs                                                    (6)         (81)          (8)        (590)
  Proceeds from sale of common stock                                          15                        15
  Collection of shareholder notes receivable                                   1                         1
  Purchase of common stock                                                   (63)                      (63)
                                                                      ----------   ----------   ----------   ----------
    Net cash provided by financing activities                              5,763        4,912        5,117        3,472
                                                                      ----------   ----------   ----------   ----------
Net (decrease) increase in cash                                           (4,351)       1,315       (1,614)       1,303
Cash, beginning of period                                                  4,876        1,332        2,139        1,344
                                                                      ----------   ----------   ----------   ----------
Cash, end of period                                                   $      525   $    2,647   $      525   $    2,647
                                                                      ==========   ==========   ==========   ==========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $    6,760   $    7,064   $    7,372   $    7,964
    Income taxes                                                      $       41   $      131   $       41   $      131

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

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended on the Saturday nearest September 30, 1998 and 1997 were 13 weeks in duration. The Company's six month periods ended on the Saturday nearest September 30, 1998 and 1997 were 26 weeks in duration. For simplicity of presentation, the Company has described the interim periods and year end period herein as ending on September 30 and March 31 respectively.

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

NOTE 4: INVENTORIES
     Inventories consisted of the following:

                                           March 31,           September 30,
                                                                30,00000000
                                              1998                  1998
                                       ------------------    ------------------
Raw materials                          $            5,655    $            5,505
Work-in-process                                     3,470                 6,095
Finished goods                                      6,593                 6,935
                                       ------------------    ------------------
Total                                  $           15,718    $           18,535
                                       ==================    ==================

NOTE 5: LONG-TERM OBLIGATIONS
                                                                                      March 31,         Sept 30,
                                                                                         1998             1998
                                                                                    --------------   --------------
Long-term obligations consisted of the following:
Senior notes payable, interest at 115/8% payable semiannually, principal due
   January 2004.                                                                    $      115,000   $      115,000

Term note payable to a bank, interest at a reference rate (8.5% at March 31, 1998)
   plus 2% or Eurodollar rate (5.7% at March 31, 1998) plus 3% payable semiannually, principal payable quarterly at $1.0 million increasing to $2.2
   million with the remaining balance due in June 2002.                                      9,000

Term note payable to a financial institution, interest at a reference rate (8.25% at
   September 30, 1998) or Eurodollar rate (5.8% at September 30, 1998) plus
   2.25%, entire principal balance due in May 2002.                                                          10,000

Revolving loan payable to a bank, interest at a reference rate (8.5% at March 31,
   1998) plus 1.25% or Eurodollar rate (5.7% at March 31, 1998) plus 2.5% payable
   quarterly, expires June 2002.                                                             5,000

Revolving loan payable to a financial institution, interest at a reference rate (8.25%
   at September 30, 1998) or Eurodollar rate (5.8% at September 30, 1998) plus
   2.25% , expires May 2002.                                                                                   8,400

Debt assumed in connection with the acquisition of Quality Foods:

   Revenue bond payable to a government financing authority, interest at a reference rate (5.8% at September 30, 1998) not to exceed 18% payable monthly, principal payable annually at $100,000 increasing to $400,000
      through December 2014.                                                                 4,200            4,200

   Notes Payable to a government agency, interest at 2%, payable with principal monthly through April 2012, collateralized in a second position on the
      Company's Philadelphia facility.                                                       1,955            1,854

   Note payable to a government agency, interest at 0.5% payable monthly beginning April 1999 through October 2005, principal and interest payable in equal monthly installments from November 2005 through April 2010,
      collateralized in a shared third position on the Company's Philadelphia facility.      1,000            1,000

   Notes payable to a government agency, interest at 5.25% payable monthly with principal through February 2012, collateralized in a shared third position on the
      Company's Philadelphia facility.                                                         710              696

Capital lease obligations payable in varying monthly installments through 2021, collateralized by buildings and equipment with a net book value of $6,317,000
   and $6,052,000, at March 31, 1998, and September 30, 1998 respectively.                   6,634            6,412
                                                                                    --------------   --------------
Total                                                                                      143,499          147,562
Less current portion                                                                        (2,232)            (734)
                                                                                    --------------   --------------
Long-term debt                                                                      $      141,267   $      146,828
                                                                                    ==============   ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997.

         Net Sales. Net sales decreased by 3% to $45.1 million for the quarter ended September 30, 1998 from $46.6 million for the quarter ended September 30, 1997. Total pounds sold by the company decreased by 4% to 26.2 million pounds for the quarter ended September 30, 1998 from 27.4 million pounds for the quarter ended September 30, 1997. The small quarterly decrease in net sales was caused primarily by: 1) A decrease in non- value-added product sales due to the Company's strategic decision to stop selling certain low margin products and 2) A slight decrease in value-added product sales as sales to one of the Company's largest customers, which have stabilized at a volume level that is comparable to that of the two previous quarters, were substantially offset by sales to other value-added product customers. The net sales price increased to $1.72 per pound from $1.70 per pound primarily as a result of sales mix variations.

         Gross Profit. Gross profit increased to $9.1 million for the quarter ended September 30, 1998 from $8.1 million for the quarter ended September 30, 1997. This $1.0 million increase was primarily due to efficiencies in operations as well as favorable raw material prices. The gross margin increased to 20.2% for the quarter ended September 30, 1998 from 17.4% for the quarter ended September 30, 1997 for the same reasons.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.8 million for the quarter ended September 30, 1998 from $4.2 million for the quarter ended September 30, 1997, primarily due to strategic staffing additions.

         Income from Operations. As a result of the foregoing items, income from operations increased to $4.3 million for the quarter ended September 30, 1998 from $3.9 million for the quarter ended September 30, 1997.

         Interest Expense. Interest expense was flat at $4.4 million for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997.

         Provision for Income Taxes. The provision for income taxes increased to $181,000 for the quarter ended

September 30, 1998 from zero for the quarter ended September 30, 1997, to provide for various state income taxes. For the quarter ended September 30, 1998 the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its net operating loss carry forward.

         Net Loss. A net loss of $260,000 was incurred for the quarter ended September 30, 1998 versus a net loss of $484,000 for the quarter ended September 30, 1997 due to the net impact of the foregoing items.

Six months ended September 30, 1998 compared to six months ended September 30, 1997.

         Net Sales. Net sales decreased by 2% to $89.3 million for the period ended September 30, 1998 from $91.3 million for the period ended September 30, 1997. Total pounds sold by the company decreased by 3% to 51.8 million pounds for the period ended September 30, 1998 from 53.4 million pounds for the period ended September 30, 1997. The small decrease in net sales was primarily due to a decrease in non-value-added product sales due to the Company's strategic decision to stop selling certain low margin products. The net sales price increased to $1.73 per pound from $1.71 per pound primarily as a result of sales mix variations.

         Gross Profit. Gross profit increased to $17.3 million for the period ended September 30, 1998 from $15.6 million for the period ended September 30, 1997. This $1.7 million increase was primarily due to efficiencies in operations as well as favorable raw material prices. The gross margin increased to 19.3% for the period ended September 30, 1998 from 17.0% for the quarter ended September 30, 1997 for the same reasons.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.6 million for the period ended September 30, 1998 from $8.3 million for the period ended September 30, 1997, primarily due to strategic staffing additions.

         Terminated Transaction Related Costs. In the period ended September 30, 1998, the Company expensed $256,000 in transaction costs associated with a potential acquisition which has been terminated.

         Income from Operations. As a result of the foregoing items, income from operations increased to $7.5 million for the period ended September 30, 1998 from $7.3 million for the period ended September 30, 1997.

         Interest Expense. Interest expense was up slightly at $8.7 million for the period ended September 30, 1998 when compared to $8.6 million for the period ended September 30, 1997.

         Provision for Income Taxes. The provision for income taxes increased to

$231,000 for the period ended September 30, 1998 from zero for the period ended September 30, 1997, to provide for various state income taxes. For the period ended September 30, 1998 the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its net operating loss carry forward.


         Extraordinary Loss. The Company used proceeds from new borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately one million dollars was recorded. This amount principally consisted of unamortized deferred financing costs.

         Net Loss. A net loss of $2.5 million was incurred for the period ended September 30, 1998 versus a net loss of $1.3 million for the period ended September 30, 1997 due to the net impact of the foregoing items.

Year 2000 Issue

         Introduction: The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise in cases where computer systems or any equipment with computer chips use two-digit fields that recognize dates using the assumption that the first two digits are "19". On January 1, 2000, any clock or date recording mechanism including date sensitive software that uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, including among other things a temporary inability to process transactions, send invoices or engage in similar activities.

         State of Readiness: The Company has selected a new Year 2000 compliant Enterprise Wide System and currently expects to have this new system implemented by the end of calendar 1999. Further, the Company is currently engaged in a review of its computer systems and applications, including packaged software used by the Company, that will not be addressed by the new system. The Company expects to make any modifications required to resolve year 2000 issues in a timely manner and leave adequate time to assess and correct any significant issues that may materialize. These modifications include a plan to upgrade our current enterprise systems to be Year 2000 compliant by March 1999. The Company has also initiated formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is taking steps to reduce the likelihood that such failures could affect the Company's systems through any electronic communications.

         Costs to Address the Year 2000 Issue: The Company does not expect that the review and modifications described above, excluding the cost of implementing the new system, will require material expenditures. The new system purchase, installation and training is projected to cost approximately $900,000.

         Risks Presented by the Year 2000 Issue: If the Company is unable to successfully implement the upgrades to its existing systems sufficiently in advance of the year 2000 or if any other system modifications required to address the Company's year 2000 issues are not made, or are not timely, the year 2000 issues could have a material adverse impact on the operations and financial results and conditions of the Company. In addition, if any third parties who provide goods and services that are critical to the Company's business activities fail to appropriately address their year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations.

         Contingency Plans: Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company will develop appropriate contingency plans in the event that a significant exposure is identified.

Liquidity and Financial Resources

         The Company's total consolidated indebtedness was $147.6 million at September 30, 1998. Interest payments on the 11 5/8% Senior Notes and anticipated interest and principal payments under the Loan and Security Agreement represent significant obligations of the Company. The 11 5/8% Senior Notes require semi-annual interest payments of approximately $6.7 million which commenced in July 1997. Borrowings under the Loan and Security Agreement bear interest at floating rates. Approximately $5.0 million of the Revolver is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. At September 30, 1998 approximately $6.8 million was available to the Company for borrowings under the Revolver, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Loan and Security Agreement.

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

Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended September 30, 1998. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:



Exhibit No.                           Description
-----------                           -----------
10.1                                  Consulting Agreement dated June 30, 1998
                                      between CFP Holdings, Inc. and  Robert D.
                                      Gioia

10.2                                  CFP Group, Inc. 1998 Stock Option Plan
                                      dated July 15, 1998

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


                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                      Custom Food Products, Inc.
                                                            QF Acquisition Corp.


                                                        /s/ Eric W. Ek
                                                 ------------------------------
November 5, 1998                                 Eric W. Ek
                                                 Senior Vice President,
                                                    Chief Financial Officer and
                                                    Secretary of CFP Group, Inc.
                                                    And CFP Holdings, Inc. and
                                                    its subsidiaries