Form 10-Q
period 1998-12-31
CFP HOLDINGS INC
filed 1999-02-11
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                December 31, 1998

   [ ]        TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934

                         for the transition period from
           ___________________________ To ___________________________

   Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03

                     --------------------------------------

                               CFP HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             95-4413619
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


          Class                                Outstanding at January 31, 1999
          -----                                -------------------------------
Voting Common Stock - Class A, $.01 par value               14,705
Non-voting common Stock - Class A, $.01 par value           11,241
Non-voting common Stock - Class B $.01 par value             3,059

                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX


Part I. Financial Information                                             Page #
        Item 1. Financial Statements                                      ------

                Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1998                      1

                Consolidated Statements of Operations -
                  Three months and nine months ended
                       December 31, 1998 and 1997                           2

                Consolidated Statements of Cash Flows -
                   Nine months ended December 31, 1998 and 1997             3

                Notes to Consolidated Financial Statements                  4

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7

Part II Other Information

              Item 6.    Exhibits and Reports on Form 8-K                  11

Signatures

Exhibit Index

Part I Financial Information

       Item 1.  Financial Statements

                                                  CFP GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                               ASSETS

                                                                                                       March 31,        December 31,
                                                                                                         1998               1998
                                                                                                       ---------          ---------
                                                                                                              (in thousands)
Current assets:
   Cash and cash equivalents                                                                           $   1,344          $   1,683
   Accounts receivable, net of allowance for doubtful accounts of $115,000
     and $225,000 at March 31, 1998 and December 31, 1998, respectively                                   12,007             11,668
   Inventories                                                                                            15,718             14,331
   Prepaid expenses and other current assets                                                                 890              1,003
                                                                                                       ---------          ---------
     Total current assets                                                                                 29,959             28,685
Property and equipment, net                                                                               27,004             29,099
Costs in excess of net assets acquired, net                                                               68,608             66,048
Intangible and other assets, net                                                                           7,508              6,805
                                                                                                       ---------          ---------
     Total                                                                                             $ 133,079          $ 130,637
                                                                                                       =========          =========

                                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
   Current portion of long-term debt                                                                   $   2,232          $     735
   Accounts payable                                                                                        6,816              5,096
   Accrued expenses and other current liabilities                                                          5,404              9,254
                                                                                                       ---------          ---------
Total current liabilities                                                                                 14,452             15,085
                                                                                                       ---------          ---------
Long term debt                                                                                           141,267            141,040
                                                                                                       ---------          ---------
Commitments and contingencies
Redeemable common stock                                                                                    2,319              2,319
                                                                                                       ---------          ---------
Stockholders' deficiency:
   Preferred stock, $.01 par value; 6,472 shares authorized, none issued and outstanding
   Voting common stock - Class A, $.01 par value; 100,000 shares authorized,
   14,705 shares issued and outstanding                                                                    3,196              3,196
   Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized, 11,241 (inclusive of 3,011 shares classified as redeemable
   common stock) shares issued and outstanding                                                             2,204              2,204
   Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized, 3,059 shares (inclusive of 2,162 shares classified as redeemable
   common stock) issued and outstanding                                                                      623                623
   Stockholders' notes receivable                                                                           (203)              (203)
   Accumulated deficit                                                                                   (30,779)           (33,627)
                                                                                                       ---------          ---------
   Total stockholders' deficiency                                                                        (24,959)           (27,807)
                                                                                                       ---------          ---------
     Total                                                                                             $ 133,079          $ 130,637
                                                                                                       =========          =========

                                    See accompanying notes to consolidated financial statements.

                                                  CFP GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                           Three Months Ended                 Nine Months Ended
                                                                       --------------------------        --------------------------
                                                                      December 31,    December 31,     December 31,     December 31,
                                                                         1997             1998             1997             1998
                                                                       ---------        ---------        ---------        ---------
                                                                              (in thousands)
Sales                                                                  $  47,335        $  46,137        $ 138,683        $ 135,483
Cost of Sales                                                             40,660           37,376          116,448          109,441
                                                                       ---------        ---------        ---------        ---------
Gross Profit                                                               6,675            8,761           22,235           26,042
Selling, general and administrative expenses                               4,503            4,848           12,789           14,398
Terminated transaction related costs                                                                                            256
                                                                       ---------        ---------        ---------        ---------
Income from operations                                                     2,172            3,913            9,446           11,388
Interest expense                                                           4,332            4,306           12,894           13,002
                                                                       ---------        ---------        ---------        ---------
Loss before income taxes and extraordinary item                           (2,160)            (393)          (3,448)          (1,614)
Provision for income taxes                                                                                                      231
                                                                       ---------        ---------        ---------        ---------
Net loss before extraordinary item                                        (2,160)            (393)          (3,448)          (1,845)
Extraordinary loss on early extinguishment of debt                                                                            1,003
                                                                       ---------        ---------        ---------        ---------
Net loss                                                               $  (2,160)       $    (393)       $  (3,448)       $  (2,848)
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

                                                  CFP GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                                            Nine Months Ended
                                                                                                       Dec. 31,            Dec. 31,
                                                                                                         1997               1998
                                                                                                       --------            --------
Cash flows from operating activities:
 Net loss                                                                                              $ (3,448)           $ (2,848)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                                           4,943               4,850
  Amortization of deferred financing costs and original issue discount                                      962                 898
  Loss on Sale of Equipment                                                                                  15
  Extraordinary loss on early extinguishment of debt                                                                          1,003
  Changes in assets and liabilities:
   Accounts receivable                                                                                   (1,585)                338
   Inventories                                                                                           (7,462)              1,387
   Prepaid expenses and other current assets                                                                697                 (54)
   Income taxes receivable/payable                                                                                               88
   Accounts payable                                                                                       4,411              (1,721)
   Accrued expenses and other current liabilities                                                         3,811               3,764
                                                                                                       --------            --------
    Net cash provided by operating activities                                                             2,344               7,705
                                                                                                       --------            --------
Cash flows from investing activities:
 Acquisition of property and equipment                                                                   (4,258)             (4,385)
 Proceeds from sale of equipment                                                                          1,137
 Other assets                                                                                              (435)               (721)
                                                                                                       --------            --------
    Net cash used in investing activities                                                                (3,556)             (5,106)
                                                                                                       --------            --------
Cash flows from financing activities:
 Borrowings under revolving loan facility                                                                15,000               9,144
 Repayment of revolving loan facilities                                                                 (12,500)            (10,500)
 Proceeds from issuance of long term-debt                                                                   992              14,127
 Repayment of long-term debt and capitalized lease obligations                                           (1,270)            (14,496)
 Deferred financing costs                                                                                  (308)               (615)
 Proceeds from sale of common stock                                                                          15
 Collection of shareholder notes receivable                                                                   1
 Purchase of common stock                                                                                   (63)
                                                                                                       --------            --------
    Net cash provided by (used in) financing activities                                                   1,867              (2,340)
                                                                                                       --------            --------
Net (decrease) increase in cash                                                                             655                 339
Cash, beginning of period                                                                                 2,139               1,344
                                                                                                       --------            --------
Cash, end of period                                                                                    $  2,794            $  1,683
                                                                                                       ========            ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                                             $  8,328            $  9,139
 Income taxes                                                                                          $      0            $    131

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

         The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended on the Saturday nearest December 31, 1998 and 1997 were 13 weeks in duration. The Company's nine month periods ended on the Saturday nearest December 31, 1998 and 1997 were 39 weeks in duration. For simplicity of presentation, the Company has described the interim periods and year end period herein as ending on December 31 and March 31 respectively.

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

NOTE 4: INVENTORIES
     Inventories consisted of the following:

                                                   March 31,        December 31,
                                                      1998              1998
                                                     -------          -------
Raw materials                                        $ 5,655          $ 4,326
Work-in-process                                        3,470            4,140
Finished goods                                         6,593            5,865
                                                     -------          -------
  Total                                              $15,718          $14,331
                                                     =======          =======

NOTE 5: LONG-TERM OBLIGATIONS
                                                          March 31,   Dec. 31,
                                                            1998        1998
                                                          ---------   ---------
Long-term obligations consisted of the following:

Senior  notes  payable,   interest  at  115/8%  payable
     semiannually, principal due January 2004.            $ 115,000   $ 115,000

Term note  payable to a bank,  interest  at a reference
     rate   (8.5%  at  March  31,   1998)  plus  2%  or
     Eurodollar  rate (5.7% at March 31,  1998) plus 3%
     payable semiannually,  principal payable quarterly
     at $1.0  million  increasing  to $2.2 million with
     the remaining balance due in June 2002.                  9,000

Term note payable to a financial institution,  interest
     at a reference  rate (7.75% at December  31, 1998)
     or  Eurodollar  rate (5.16% at December  31, 1998)
     plus 2.25%,  entire  principal  balance due in May
     2002.                                                               10,000

Revolving  loan  payable  to  a  bank,  interest  at  a
     reference rate (8.5% at March 31, 1998) plus 1.25%
     or  Eurodollar  rate (5.7% at March 31, 1998) plus
     2.5% payable quarterly, expires June 2002.               5,000

Revolving  loan  payable  to a  financial  institution,
     interest  at a  reference  rate (7.75% at December
     31,  1998) or  Eurodollar  rate (5.16% at December
     31, 1998) plus 2.25% , expires May 2002.                             2,771

Debt assumed  in  connection  with the  acquisition  of
     Quality   Foods:

     Revenue  bond  payable to a  government  financing
           authority,  interest  at  a  reference  rate
           (5.16% at December  31,  1998) not to exceed
           18%  payable  monthly,   principal   payable
           annually at $100,000 increasing  to $400,000
           through December 2014.                             4,200       4,200

     Notes Payable to a government agency,  interest at
           2%, payable with principal  monthly  through
           April  2012,   collateralized  in  a  second
           position  on  the   Company's   Philadelphia
           facility.                                          1,955       1,803

     Note  payable to a government agency,  interest at
           0.5% payable  monthly  beginning  April 1999
           through October 2005, principal and interest
           payable in equal monthly  installments  from
           November    2005    through    April   2010,
           collateralized in a shared third position on
           the Company's Philadelphia facility.               1,000       1,000

     Notes payable to a government agency,  interest at
           5.25% payable monthly with principal through
           February  2012,  collateralized  in a shared
           third position on the Company's Philadelphia
           facility.                                            710         687

Capital lease  obligations  payable in varying  monthly
     installments   through  2021,   collateralized  by
     buildings and  equipment  with a net book value of
     $6,317,000 and $5,644,000,  at March 31, 1998, and
     December 31, 1998 respectively.                          6,634       6,314
                                                          ---------   ---------
Total                                                       143,499     141,775
Less current portion                                         (2,232)       (735)
                                                          ---------   ---------
Long-term debt                                            $ 141,267   $ 141,040
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

Results of Operations

Three months ended December 31, 1998 compared to three months ended December 31, 1997.

         Net Sales. Net sales decreased by 3% to $46.1 million for the current year quarter from $47.3 million for the prior year quarter. Total pounds sold by the company decreased slightly to 27.8 million pounds for the current year quarter from 27.9 million pounds for the prior year quarter. The small quarterly decrease in net sales was primarily due to a decrease in non value added product sales due to a strategic emphasis on reducing sales of low margin products . On an overall basis, sales in pounds of the Company's higher margin value added products increased slightly. The net sales price decreased to $1.66 per pound from $1.70 per pound primarily as a result of, the current low cost raw materials market and its effect on variable price contracts, and to a lesser extent sales mix variations.

         Gross Profit. Gross profit increased to $8.8 million for the current year quarter from $6.7 million for the prior year quarter. This $2.1 million increase was primarily due to increased sales of value added products, increased efficiencies in operations, and the impact of favorable raw material prices. The gross margin increased to 19.0% for the current year quarter from 14.1% for the prior year quarter for the same reasons.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.8 million for the current year quarter from $4.5 million for the prior year quarter, primarily due to strategic staffing additions.

         Income from Operations. As a result of the foregoing items, income from operations increased to $3.9 million for the current year quarter from $2.2 million for the current year quarter.

         Interest Expense. Interest expense was flat at $4.3 million for the current year quarter when compared to the prior year quarter.

         Provision for Income Taxes. The provision for income taxes was zero for both the current year and prior year quarter. For the quarter ended December 31, 1998 the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to the net operating loss carry forward.

         Net Loss. A net loss of $0.4 million was incurred for the current year quarter versus a net loss of $2.2 million for the prior year quarter due to the net impact of the foregoing items.

Nine months ended December 31, 1998 compared to nine months ended December 31, 1997.

         Net Sales. Net sales decreased by 2% to $135.5 million for the period ended December 31, 1998 from $138.7 million for the period ended December 31, 1997. Total pounds sold by the company decreased by 2% to 79.6 million pounds for the period ended December 31, 1998 from 81.2 million pounds for the period ended December 31, 1997. The small decrease in net sales was primarily due to a decrease in non-value-added product sales due to the Company's strategic decision to stop selling certain low margin products. The net sales price decreased to $1.70 per pound from $1.71 per pound primarily as a result of, the current low cost raw materials market and its effect on variable price contracts, and to a lesser extent sales mix variations.

         Gross Profit. Gross profit increased to $26.0 million for the period ended December 31, 1998 from $22.2 million for the period ended December 31, 1997. This $3.8 million increase was primarily due to increased efficiencies in operations, and the impact of favorable raw material prices. The gross margin increased to 19.2% for the period ended December 31, 1998 from 16.0% for the period ended December 31, 1997 for the same reasons.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.4 million for the period ended December 31, 1998 from $12.8 million for the period ended December 31, 1997, primarily due to strategic staffing additions.

         Terminated Transaction Related Costs. In the period ended December 31, 1998, the Company expensed $256,000 in transaction costs associated with a potential acquisition which has been terminated.

         Income from Operations. As a result of the foregoing items, income from operations increased to $11.4 million for the period ended December 31, 1998 from $9.4 million for the period ended December 31, 1997.

         Interest Expense. Interest expense was up slightly at $13.0 million for the period ended December 31, 1998 when compared to $12.9 million for the period ended December 31, 1997.

         Provision for Income Taxes. The provision for income taxes increased to $231,000 for the period ended December 31, 1998 from zero for the period ended December 31, 1997, to provide for various state income taxes. For the period ended December 31, 1998 the expected income tax benefit based on the statutory rate was reduced to zero because the company provided a valuation allowance related to its net operating loss carry forward.

         Extraordinary Loss. The Company used proceeds from new borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately $1.0 million dollars was recorded. This amount principally consisted of unamortized deferred financing costs.

         Net Loss. A net loss of $2.8 million was incurred for the period ended December 31, 1998 versus a net loss of $3.4 million for the period ended December 31, 1997 due to the net impact of the foregoing items.

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

                  Costs to Address the Year 2000 Issue: The Company does not expect that the review and modifications of the Company's current enterprise systems as described above, excluding the cost of implementing the new system, will require material expenditures. The new system purchase, installation and training is projected to cost approximately $900,000.

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

         Liquidity and Financial Resources

                  The Company's total consolidated indebtedness was $141.8 million at December 31, 1998. Interest payments on the 11 5/8% Senior Notes and anticipated interest and principal payments under the Loan and Security Agreement represent significant obligations of the Company. The 11 5/8% Senior Notes require semi-annual interest payments of approximately $6.7 million which commenced in July 1997. Borrowings under the Loan and Security Agreement bear interest at floating rates. Approximately $5.0 million of the Revolver is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

                  The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. At December 31, 1998 approximately $10.8 million was available to the Company for borrowings under the Revolver, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Loan and Security Agreement.

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

         Part II          Other Information

         Item 6.          Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 31, 1998. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:


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


                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                           Custom Food Products,
                                                                            Inc.
                                                            QF Acquisition Corp.

         February 5, 1998                                 /s/ Eric W. Ek
                                                          ----------------------
                                                          Eric W. Ek
                                                          Senior Vice President,
                                                              Chief Financial
                                                              Officer and
                                                              Secretary of
                                                              CFP Group,
                                                              Inc. And CFP
                                                              Holdings, Inc.
                                                              and its
                                                              subsidiaries