Form 10-K405
period 1999-03-31
CFP HOLDINGS INC
filed 1999-06-25
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:       March 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from              TO
                              -------------    -------------

   Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03

                                 CFP GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)
           Delaware                                              95-4616486
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)
                                      2013
                          (Primary Standard Industrial
                          Classification Code Number)

                               CFP HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
           Delaware                                              95-4413619
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)
                                      2013
                          (Primary Standard Industrial
                          Classification Code Number)

                           CUSTOM FOOD PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
         California                                              95-3760291
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)
                                      2013
                          (Primary Standard Industrial
                          Classification Code Number)

                              QF ACQUISITION CORP.
             (Exact Name of Registrant as Specified in Its Charter)
           Delaware                                              22-3174301
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)
                                      2013
                          (Primary Standard Industrial
                          Classification Code Number)

                          -----------------------------

                                 5501 Tabor Road
                             Philadelphia, PA 19120
    (Address, Including Zip Code of Registrant's Principal Executive Offices)

                          -----------------------------
                                  215-288-0888
              (Registrant's telephone number, including area code)

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

                           [x] YES                  [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitely proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

                                       [x]

         All the outstanding shares of CFP Holdings, Inc., Custom Food Products, Inc. and QF Acquisition Corp. are owned by CFP Group, Inc. The aggregate market value of the voting and non-voting common equity of CFP Group, Inc. held by non affiliates as of June 15, 1999 using an assumed value of $289.02 per share are as follows:

            Class                                   Aggregate Market Value
            -----                                   ----------------------
Voting Common Stock - Class A                              $4,913
Non voting common stock - Class A                        $1,561,575
Non voting common stock - Class B                          $138,441

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There is no public trading market for shares of the registrants Common Stock.

                                                               Outstanding at
                   Class                                        June 15, 1999
                   -----                                        -------------
Voting Common Stock - Class A, $.01 par value                      14,705
Non-voting common Stock - Class A, $.01 par value                  11,241
Non-voting common Stock - Class B, $.01 par value                   3,059

                                 CFP GROUP, INC.
                               CFP HOLDINGS, INC.
                           CUSTOM FOOD PRODUCTS, INC.
                              QF ACQUISITION CORP.
               Form 10-K for the Fiscal Year Ended March 31, 1999
                                TABLE OF CONTENTS

PART I                                                                    PAGE #
           Item 1.   Business                                               3
           Item 2.   Properties                                            18
           Item 3.   Legal Proceedings                                     19
           Item 4.   Submission of Matters to a Vote of Security Holders   19

PART II
           Item 5.   Market for Registrant's Common Stock and Related
                     Stockholder Matters                                   19
           Item 6.   Selected Financial Data                               20
           Item 7.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operation          21
           Item 7A.  Quantitative and Qualitative Disclosures about
                     Market Risk                                           29
           Item 8.   Financial Statements and Supplementary Data           30
           Item 9.   Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                30

PART III
           Item 10.  Directors and Executive Officers of the Registrant    30
           Item 11.  Executive Compensation                                32
           Item 12.  Security Ownership of Certain Beneficial
                     Owners and Management                                 41
           Item 13.  Certain relationships and related transactions        42

PART IV
           Item 14.  Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                   44

SIGNATURES                                                                 49

Special Note Regarding Forward Looking Information

         CFP Group, Inc. ("CFP Group") and it's subsidiaries (such subsidiaries, together with CFP Group, being sometimes hereinafter collectively referred to as the "Company"), or their representatives, may make forward looking statements, oral or written, including statements in this Annual Report on Form 10-K, press releases and other filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in customers, the Company's business strategy, financial position and other plans and objectives for future operations. Certain of the matters discussed may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are set forth in the "Factors Affecting Future Performance" section in Item 1 and elsewhere in this Annual Report on Form 10-K, as well as factors contained in the Company's other filings with the Commission.

         All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.


Part I

         Item 1.  Business

                  History

                           CFP Group,  Inc.  became the parent of CFP  Holdings,
                  Inc. ("CFP Holdings") on December 31, 1996 after the recapitalization of CFP Holdings in a series of transactions whereby each person owning capital stock (or options to acquire capital stock of CFP Holdings) exchanged their equity interests for equivalent interests of capital stock (or options to acquire capital stock) of CFP Group. CFP Holdings was formed in 1993 by First Atlantic Capital, LTD. ("First Atlantic"), a private investment firm specializing in acquiring and building middle market companies, and commenced operations on April 1, 1993 after acquiring all of the outstanding stock of Center of the Plate Foods, Inc. ("Center of the Plate"), and all significant operating assets of Best Western Foods, Inc. ("Best Western"). Best Western was a leading supplier of uncooked beef to the Arby's restaurant chain while Center of the Plate constituted what is today the value-added operations of Custom Food Products, Inc. ("Custom Foods"), a wholly owned subsidiary. Under First Atlantic's sponsorship, Custom Foods has focused on building its core value-added product line by expanding its manufacturing facilities, enhancing its product development capabilities and developing a growth strategy aimed at diversifying its customer base.

                           On December  31, 1996 CFP Holdings  acquired  Quality
                  Foods, L.P. and its general partner, QF Acquisition Corp. (collectively "Quality

                  Foods").  Founded  in the  1940's  as  William  Cohen  and Son
                  Company, Inc., Quality Foods has a 50-year history of supplying the foodservice industry. Quality Foods is one of the leading manufacturers of sandwich steak products in the United States.

                           In May 1998, William Del Chiaro, President and CEO of
                  Quality Foods, was appointed President and CEO of CFP Group, Inc. Concurrent with Mr. Del Chiaro's appointment, Mr. Richard Griffith, then the President and CEO of the Custom Foods, agreed to retire at the end of June 1998 and remain on the Board of Directors. In addition, Mr. Robert Gioia, previously the President and CEO of CFP Group, agreed to continue as an active member of the Board of Directors and agreed to become a consultant to the Company effective June 30, 1998.

                           Since his  appointment  as President and CEO, Mr. Del
                  Chiaro has established and implemented the strategic direction for the Company. He has focused on consolidating the operations of the Company under one management team and has begun to build the infrastructure to support the planned growth of the Company.

                  General

                           The Company is a leading developer,  manufacturer and
                  marketer of value-added meat and poultry products sold to the foodservice industry and manufacturers of packaged foods. The Company provides a wide range of pre-cooked and uncooked products, including beef and chicken sandwich steaks; beef, pork and poultry meat rolls used in further processing; charbroiled products and crumble toppings; barbecue-flavored meats; and meatballs. The Company principally manufactures higher margin specialty products that provide superior quality and performance for the end-user and that are typically custom-formulated to meet specific customer requirements. In the foodservice industry, the Company supplies some of the country's leading restaurant chains and outlets, including Subway, Great Steak & Potato Company, International House of Pancakes, Inc., Domino's Pizza, Inc., Wal-Mart Stores, Inc., Nathan's Famous Inc., Blimpie International, Inc. and Arby's. The Company also serves many of the country's leading packaged foods manufacturers, including Chef America, H.J. Heinz Company, Inc., Foodbrands America, Inc., Schwan's Sales Enterprises Inc., Kraft Foods Inc. and McLane Company, Inc. The Company believes that its proprietary recipes and manufacturing processes, national presence and long-standing customer relationships pose barriers to entry for other manufacturers seeking to provide competitive products. The Company is comprised of two operating subsidiaries, Quality Foods and Custom Foods.

                  Quality Foods

                           Quality  Foods  is  one  of  the  country's   leading
                  manufacturers of pre-cooked and uncooked, thinly-sliced beef used primarily in Philadelphia-style steak sandwiches. It also supplies sliced chicken products and pre-cooked and uncooked meatballs and hamburger patties. Quality Foods serves the foodservice industry, with particular emphasis on Quick Service Restaurants ("QSRs"), sandwich chains and family dining establishments. For over ten years, Quality Foods has been the primary supplier of pre-cooked beef to the Subway restaurant chain for its popular steak and cheese sandwich. Quality Foods employs a proprietary forming and freezing process that, the Company believes, produces a product with excellent flavor and visual appearance, as well as superior yield when cooked.

                           Quality  Foods  sells  its  products   through  eight
                  regional sales people and six sales support personnel in addition to an established network of independent foodservice brokers and over 400 foodservice distributors located in 42 states and six Canadian provinces.

                           In June 1997,  the Company  entered into a three-year
                  supply agreement with Subway, through Subway's independent purchasing cooperative. This agreement called for the establishment of an exclusive supply agreement between Quality Foods and Subway for the "Steak & Cheese" product. Quality Foods had substantially all of the volume prior to this agreement and has since supplied all of Subway's needs for this product. During the fiscal year ended March 31, 1999, Subway accounted for $39.2 million or 21% of the Company's total sales. See "Factors Affecting Future Performance - Importance of Key Customers."

                           The agreement  which called for fixed pricing for the
                  first year, allows for price adjustments every six months thereafter based on the historical average cost of raw materials plus a margin which covers the Company's processing costs and profit.

                           In November 1998,  Quality Foods installed a new oven
                  line to supplement the cooking capacity and enable Quality Foods to reduce its reliance on an outside copacker. Quality Foods continues to operate its original oven and is still in the process of refining and improving the performance of the new oven line. It is expected that during fiscal year 2000 Quality Foods will operate both cook lines and will have substantially eliminated the reliance on the outside copacker.

                  Custom Foods

                           Custom  Foods  develops,   manufactures  and  markets
                  pre-cooked meat and poultry products sold primarily to manufacturers of branded and private label packaged foods, also referred to as "industrial" users, and is also a major supplier of frozen, uncooked beef product to the Arby's restaurant chain. Custom Foods' pre-cooked products include a variety of pork, beef, chicken and turkey items such as meat rolls used in further processing; barbecue products; Mexican specialties; charbroiled patties and crumble toppings. Custom Foods focuses on sales to manufacturers of frozen and refrigerated convenience foods, including items in the fast-growing hand-held foods segment. Custom Foods is the largest supplier of custom-formulated meat and poultry fillings to Chef America for use in substantially all of its microwave sandwich product lines. Chef America has accounted for a majority of Custom Foods' sales of pre-cooked products for each of the past several years. See "Factors Affecting Future Performance - Importance of Key Customers." Sales to Chef America were $25.9 million, 27% of total Company sales for the twelve month period ended March 31, 1997; $28.1 million, 15% of total Company sales, in fiscal year 1998; and $24.3 million, 13% of total Company sales, in fiscal year 1999. During the last quarter of fiscal year ended March 31, 1998 and during the first two quarters of fiscal year 1999, sales to Chef America declined when compared to the prior year's comparable quarter. It was learned that Chef America had obtained additional sources for its meat products and was developing secondary suppliers. Chef America management has assured the Company that it will remain a key ingredient supplier to Chef America and during the quarters ended December 31, 1998 and March 31, 1999 sales to Chef America increased when compared with the comparable prior year's quarter. The Company supplies Chef America under a one year pricing arrangement whereby volumes are estimated but not guaranteed and prices are fixed for the up coming twelve calendar months. Chef America operates on a calendar year basis and has issued purchase orders for products from the Company for the 1999 calendar year.

                           Due to capacity  constraints and the growing needs of
                  its customers, Custom Foods has, over the past several years, significantly broadened its operations with the opening and subsequent expansion of a new facility in Kentucky. With capacity expansions substantially completed, Custom Foods created a direct sales and research and development department to develop new business with existing customers and new customers. Custom Foods plans to focus its efforts on a few key customers and continue to expand by supplying meat ingredients to them.

                           In June 1996,  Custom Foods entered into a three year
                  supply agreement with Arby's. Sales to Arby's were $39.0 million, 41% of total Company sales, for the twelve month period ended March 31, 1997; $47.1 million, 26% of total Company sales in fiscal year 1998; and $45.3 million, 25% of total Company sales, in fiscal year 1999.

                           Custom Foods is currently in negotiations with Arby's
                  exclusive purchasing cooperative to renew its existing agreement on substantially similar terms. Custom Foods believes that a new agreement will be completed with Arby's purchasing cooperative during the first half of fiscal year 2000, although there can be no assurance in this regard.

                           During the quarter ended March 31, 1999,  the Company
                  began planning for the installation of a new computer system to replace the existing systems at both operating divisions. The new "enterprise wide" solution is expected to provide additional information to manage the business and will be operational during fiscal year 2000.

                  Industry

                  Value-Added Meat and Poultry Processors

                           The  Company is  considered  a  value-added  provider
                  within the meat and poultry industry and is focused on serving the foodservice and industrial markets. The Company purchases raw cuts of beef, pork, chicken and turkey and processes them into packaged form for further processing or for distribution into the foodservice and retail markets. Various steps including blending, forming, cooking, slicing and mixing with vegetables and flavorings are employed to create consistent products that fulfill specific preparation or processing needs of customers. Industry trends have increased the demand for value-added meat and poultry products like those provided by the Company, including the desire for more uniform and consistent end-products, continuous focus on reduced preparation and/or reduced manufacturing costs and increased food safety concerns.

                  Foodservice

                           The    foodservice    industry    is    composed   of
                  establishments that serve food outside the home and includes restaurants; the food operations of health care providers, schools and other institutions, hotels, resorts and corporations; and other non-traditional foodservice outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the foodservice industry is the  growth  in  the  number  of  non-traditional  foodservice outlets such as convenience stores, retail stores, supermarkets and food kiosks. These non-traditional locations often lack extensive cooking, storage or preparation facilities, resulting in a need for pre-cooked and prepared foods similar to those provided by the Company. The expansion in the foodservice industry has also been accompanied by the continued consolidation and growth of broadline and specialty foodservice distributors, many of which are long-standing customers of the Company.

                  Industrial

                           The majority of the  Company's  existing and targeted
                  industrial customers are involved in the manufacture of branded and private label packaged foods. The same trends which have contributed to the increase in away-from-home meal preparation have also fueled the growth in easy to prepare, microwave frozen and refrigerated convenience foods. Among the fastest growing segments is the frozen and refrigerated hand-held foods market. This growth has been driven by improved product quality and variety and the increasing need for inexpensive, yet hearty, food items that require minimal preparation. Despite rapid growth, many categories of frozen and refrigerated hand-held foods have achieved minimal household penetration. The Company believes it has been successful in establishing and maintaining supply relationships with certain selected leading manufacturers in this market, including Chef America, and that it is well-suited to service this customer base with a broad line of value-added products which meet its customers needs.

                  Products

                           The Company  manufactures  and markets a wide variety
                  of value-added beef, pork and poultry products for both foodservice and industrial customers. Products are provided in either "solid-muscle," natural cut form or "restructured" form, whereby natural cuts are ground, blended or emulsified to provide a generally more consistent and lower cost end product. The Company manufactures both pre-cooked and uncooked products in both portion-controlled and bulk form, depending upon the specific preparation, storage or manufacturing needs of the end customer. Various sauces, spices, marinades and vegetable mixtures are also used in certain of the Company's products.

                  Customers and End Purchasers

                           The Company serves several  hundred active  customers
                  including broad line and specialty foodservice distributors, packaged foods manufacturers and major national and regional restaurant chains. Arby's distributors, Subway distributors and Chef America accounted for 25%, 21% and 13% of the Company's net sales, respectively, in fiscal 1999. No other customer accounts for as much as 5% of the Company's net sales during fiscal 1999.

                           The  Company   supplies  its  foodservice   customers
                  generally through distributors that take title to the product and resell it. Among the Company's customers are many of the country's largest broad line and specialty foodservice distributors. For these and other large end purchasers, the Company's products generally go through extensive qualification procedures and its manufacturing capabilities are subjected to thorough review by the end purchasers prior to the Company's approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. In its value-added operations, the Company believes that its manufacturing flexibility, national presence and long-standing customer relationships pose barriers to entry for other manufacturers seeking to provide similar products to the Company's current large foodservice end purchasers.

                           The Company's  industrial  customers comprise some of
                  the leading packaged food manufacturers in the country. Given the highly customized nature of the Company's products, relationships with our customers are generally maintained at various levels within the Company. The Company believes that it has been able to maintain and expand these relationships through its attention to customer service, by providing products that consistently meet the changing needs of its customers and by remaining cost competitive. The Company believes that once its value-added products are approved as principal ingredients in its customers' end products, there exist high barriers to entry for other manufacturers as long as the Company's overall quality, costs and product support remain competitive.

                  Sales and Marketing

                           During the  fiscal  year ended  March 31,  1999,  the
                  Company organized its sales force into eight regions and added five new regional managers to develop new business and oversee the Company's network of independent brokers. The Quality Foods regional managers have continued to call on national accounts and manage the independent broker network. It is expected that the new regional managers will be able to handle new business development for both operating divisions of the Company. Custom Foods sales managers target specific industrial customers with a combination of research & development and product expertise to satisfy the customers need for meat products the Company has the capability to manufacture.

                  The Sales Force

                           In its  foodservice  sales  operations,  the  Company
                  employs 14 sales and sales support personnel, located throughout the United States. These individuals oversee the broker network and develop and maintain the Company's relationships with large end purchasers, including Subway and its various franchisee groups, QSRs, sandwich chains and major distributors. Sales personnel also interface with the
                  Company's independent foodservice distributor network and their customers, principally for the purposes of developing new accounts for existing products as well as developing new products to market through the existing channels.

                           Industrial sales are conducted by four in-house sales
                  and sales support personnel, located in California. Sales are generally made without the use of foodservice brokers, and involve a high degree of customer service and interaction with the product development, manufacturing and purchasing personnel of the end purchaser. Given the customer base, this business is highly focused and targeted with its specific products. The Company is in the process of adding to its Research & Development capabilities in order to better service the industrial market, as well as developing additional products for its foodservice customers.

                  Independent Broker Network

                           The  Company   maintains  a  network  of  independent
                  foodservice brokers covering most of the states as well as Canada, all of which are compensated on a commission basis. The Company believes that its broker relationships in close cooperation with the regional sales managers, are a valuable asset providing significant new product and customer opportunities. The regional sales managers perform several significant functions for the Company including identifying and developing new business opportunities and providing customer service and support to the Company's distributors and end purchasers through the effective use of the Company's broker network.

                  Manufacturing and Processing

                           The  Company  purchases  whole  cuts of raw  meat and
                  poultry in either fresh or frozen form and subjects them to various processing steps including blending, forming, cooking and, in some cases, further processing including shredding, cubing, slicing, freezing and the addition of sauces and vegetables. The Company has developed highly specialized products for customers which include proprietary recipes and manufacturing processes that the Company believes would be difficult for a competitor to duplicate. Specialized large customers usually require the Company to develop the recipes and manufacturing processes for them to meet their specific needs or the Company receives general requirements and then develops a product formulation and manufacturing process to produce a product that meets the needs of its customers. These requirements can include specific fat and nutritional content, taste, texture and various performance characteristics specific to the customer's manufacturing process.

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

                           The Company typically  utilizes a variety of meat and
                  poultry cuts in the manufacture of its restructured products. In its sandwich steak product lines, however, the Company generally purchases beef lifter and loin tail cuts to ensure product quality and consistency throughout the manufacturing process. Lifter meat, and to a lesser extent loin tail, have historically experienced significant price fluctuations during the course of a year based on seasonal buying patterns of large users and product availability relative to other cuts of beef, with prices typically lowest from June to August and highest in the Spring and Fall. Whenever possible and economical, the Company purchases larger quantities during the low points in the seasonal cycle, forms the product into an intermediate stage and freezes it for further processing as production requirements dictate.

                           The Company  believes that its beef, pork and poultry
                  raw materials are available from a number of sources at market prices and quantities sufficient to meet its anticipated production needs. The Company does, however, concentrate certain beef and pork purchases to ensure the highest quality and consistency of product and to improve its overall costs. For fiscal 1999, the Company purchased a significant amount of its meat and poultry requirements from divisions of ConAgra, Inc. In addition, the Company will contract with suppliers to provide product under minimum volume and price commitments in order to ensure a consistent supply of raw materials.

                  Patents and Trademarks

                           The Company has no material  patents or trademarks on
                  which its  business  depends.  However,  the Company is in the process of branding its steak product under the "Philly Up" brand name. As the Company's branding effort becomes successful and more widely recognized, this brand is expected to become valuable to the Company.

                  Competition

                           The Company  competes in highly  competitive  markets
                  with a significant number of companies of various sizes, including divisions or subsidiaries of larger companies. The principle competitive factors in its markets are product quality and consistency, price, customer service, and ability to produce highly specialized products to meet specific customer requirements. Many of the Company's competitors are larger and have greater financial, marketing and manufacturing resources.

                  Government Regulatory Matters

                           The  Company is subject to  federal,  state and local
                  health laws and regulations that establish standards for the manufacture, storage, labeling and transport of foodstuffs. The United States of America Department of Agriculture ("USDA") is the regulatory body that is primarily responsible for monitoring the Company's operations. Beef, pork and poultry inspection is mandatory under the jurisdiction of the Food Safety and Inspection Service (a division of the USDA), for meat that is transported across state lines or is otherwise placed in interstate commerce.

                           The Company operates  USDA-approved  facilities.  The
                  Company's procedures are designed to assure that its products are manufactured under conditions that meet or exceed all applicable government standards. Such programs are monitored by federal inspectors and include: (i) inspection of meat at various stages of processing, (ii) temperature monitoring for both fresh and cooked meat, (iii), review and approval of labeling and (iv) controlling and monitoring the use of additives.

                           The  operations  and products of the Company are also
                  subject to state and local regulation through such measures as licensing of plants, enforcement of health standards and inspection of the facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of violative products, cease and desist orders, injunctions, monetary penalties and/or impoundment. The Company believes that its facilities and practices are adequate to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

                  Employees

                           As of March 31, 1999,  the Company had  approximately
                  600 employees. Approximately 356 of the Company's employees are represented by the Teamsters Union under contracts which expire in March 2000 and January 2001. The Company has not had a strike during the past ten years. The Company will be negotiating new contracts with this union in the near term and there can be no assurance that the Company will be successful in negotiating new contracts.

                  Factors Affecting Future Performance

                           In addition to the other  information  in this Annual
                  Report on Form 10-K, readers are cautioned to carefully consider the following factors that may affect the future operations and performance of the Company.

                  Significant Leverage and Indebtedness Service

                           The  Company  incurred  substantial  indebtedness  in
                  connection with the financing of the acquisition of Quality Foods and is highly leveraged. As of March 31, 1999 the Company had total consolidated indebtedness (including capitalized lease obligations) of approximately $147.0 million and a stockholders' deficiency of $28.5 million. Outstanding debt at March 31, 1999 primarily relates to $115.0 million outstanding principal amount of 11.625% Senior Notes due 2004 (the "Senior Notes") and borrowings under a $40.0 million loan security agreement (the "Loan and Security Agreement"). Subject to the restrictions in the Loan and Security Agreement and the Senior Notes Indenture, the Company and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures and acquisitions and for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           The  degree to which the  Company is  leveraged  will
                  have important consequences to the Company and to the holders of the Senior Notes, including: (i) limitations on the Company's ability to obtain additional financing for working capital or other purposes; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings, including the borrowings under the Loan and Security Agreement, are at variable rates of interest which will cause the Company to be vulnerable to increases in interests rates; (iv) making the Company more vulnerable to economic downturns and limiting its ability to withstand competitive pressures; and (v) the Senior Notes will mature after substantially all of the Company's other indebtedness.

                           The Company's  ability to make scheduled  payments of
                  principal of or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control, as well as the availability of borrowings under the Loan and Security Agreement or successor facilities. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it will be required to refinance all or a portion of its existing indebtedness, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing would have a material adverse effect on the Company.

                  Importance of Key Customers

                           Certain  customers  are  material to the business and
                  operations of the Company. Arby's distributors, Subway distributors and Chef America accounted for 25%, 21% and 13% of the Company's net sales, respectively, in fiscal 1999. No other customer accounted for as much as 5% of the Company's net sales during the fiscal year.

                           The Company's  prospects will continue to depend upon
                  the success of the Subway and Chef America products that incorporate meats provided by the Company, as well as Subway's and Chef America's retention of the Company as a major supplier. Although the Company believes that it has excellent relationships with these customers and that such relationships are mutually beneficial, the Company does not have a long-term agreement with Chef America and its agreement with Subway expires in June 2000. The Company's agreement with Arby's expires in June 1999. The loss of any as a customer, or a significant reduction in the Company's business with any of them, would have a material adverse effect on the Company. During the last quarter of fiscal year ended March 31, 1998 and during the first two quarters of fiscal year ended March 31, 1999, sales to Chef America declined when compared to the prior year's comparable quarter. It was learned that Chef America had obtained additional sources for its meat products and was developing secondary suppliers. Chef America management has assured the Company that it will remain a key ingredient supplier to Chef America and during the quarters ended December 31, 1998 and March 31, 1999 sales increased to Chef America when compared with the comparable prior year's quarters. The Company believes it has a good relationship with all of its customers, including Chef America. However, the loss of business from any key customer could have a negative impact on the Company.

                           While Arby's is one of the  Company's  three  largest
                  customers, sales to Arby's distributors produce relatively low profit margins, compared to other higher margin value-added products of the Company, and require a high level of the Company's working capital relative to the profit margins produced. While the Company believes that it will be successful in negotiating a new agreement with Arby's in the first half of fiscal year 2000, no assurance can be given in this regard.

                  Competition

                           The Company  operates in highly  competitive  markets
                  with a significant number of companies of varying sizes, including divisions of or subsidiaries of larger companies. The Company's sales to Arby's and its sales of hamburger patties and meatball items to other customers, because of their low value-added nature are the most price sensitive and competitive areas in which the Company competes. A number of the Company's competitors have multiple product lines, substantially greater financial and other resources available to them and are, to varying degrees, vertically integrated. There can be no assurance that the Company can continue to compete successfully with such other companies. Competitive pressures or other factors could cause the Company's products to lose market share or result in significant price erosion, which would have a material adverse effect on the Company.

                  General Risks of Food Industry

                           The food  industry,  and the markets  within the food
                  industry in which the Company competes, are subject to various risks, including: adverse changes in general economic conditions; evolving consumer preferences; nutritional and health-related concerns; federal, state and local food inspection and processing controls; consumer product liability claims; risks of product tampering; and the availability and expense of liability insurance. The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by foodborne pathogens such as E. coli, Salmonella, Listeria monocytogenes and others which are found in raw and improperly cooked meat. Consumer demand for meat and poultry fluctuates as the result of such outbreaks of illness. Product recalls are sometimes required in the meat and poultry industries to withdraw contaminated or mislabeled products from the market. The Company has not experienced any product recalls; however, there can be no assurance that a product recall may not be required in the future.

                  Suppliers and Raw Materials

                           The Company  purchases large  quantities of commodity
                  beef, pork and poultry. Historically, market prices for products processed by the Company have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather and other conditions during the growing and harvesting seasons. The Company historically has been able to pass through some increases in the prices of beef, pork and poultry to end users. Failure to pass on significant price increases to its customers for a prolonged period of time would have a material adverse effect on the Company. Further, certain of the

                  Company's customers, including Subway and Chef America, have fixed price arrangements for certain products in which the sale price is fixed for periods of up to one year. Although the fixed price arrangements for Subway and Chef America are for a targeted quantity of products, there is no requirement to deliver the products until a purchase order is issued establishing quantity and delivery time. Should the prices of raw materials increase substantially for a prolonged period of time, the Company could be required to deliver products to these customers at lower gross margins than historically achieved.

                  Government Regulation

                           The   operations   of  the  Company  are  subject  to
                  extensive inspection and regulation by the USDA and by other federal, state and local authorities, regarding the processing, packaging, storage, transportation, distribution and labeling of products that are manufactured, produced and processed by the Company. The Company's processing facilities and products are subject to frequent inspection by USDA and/or other federal, state and local authorities. On July 25, 1996, the USDA issued strict new policies against contamination by foodborne pathogens such as E. coli and Salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points ("HACCP") program. The HACCP program required all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements on or before January 26, 1998. As the USDA's HACCP requirements continue to evolve, their full impact on the meat and poultry industries is not yet fully known. However, the Company believes that it is currently in substantial compliance with all material governmental laws and regulations (including the January 1998 HACCP requirements), and that it maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company will be able to maintain compliance with existing laws or regulations or that it will be able to comply with any future laws and regulations. Failure by the Company to comply with applicable laws and regulations would subject it to civil remedies, including withholding of necessary USDA inspections, fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which would have a material adverse effect on the Company.

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

                  Controlling Stockholder

                           Atlantic  Equity  Partners,  LP, a  Delaware  limited
                  partnership ("AEP"), of which First Atlantic is the investment manager, owns 38.0% and 97.2% of the Company's fully-diluted common stock and voting common stock, respectively. As controlling stockholder, AEP is able, subject to certain contractual limitations, to determine the outcome of any corporate transaction or other matter submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of all or substantially all of the assets of the Company, or any of its subsidiaries (including the Company). In addition, AEP has the ability to elect a majority of the Company's Board of Directors and the Boards of Directors of its subsidiaries.


                  Year 2000

                  Introduction

                           The term "Year 2000 issue" is a general  term used to
                  describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other equipment as the year 2000 is approached and reached. These problems generally arise from the fact that computers and equipment historically used two-digit fields that recognize dates using the assumption that the first two digits are "19". On January 1, 2000, systems using two-digit date fields could recognize a date using "00" as 1900 rather than the year 2000, creating erroneous results or system failures.

                  Company's State of Readiness

                           The  Company has  selected a new Year 2000  compliant
                  Enterprise  Wide  System;  the  Ross  Systems  Renaissance  CS
                  Enterprise Resource Planning System ("Ross System"). The Company believes that implementation of the Ross System will address the major Year 2000 issues. The Company's plan for addressing the remainder of its Year 2000 issues focuses on the following areas: technical infrastructure (e.g. networks, servers, desktop and laptop computers); vendor/customer interfaces; facilities; and third party suppliers, vendors and customers. The Year 2000 project consists of the following phases: (1) conduct an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of items that are determined not to be Year 2000 compliant; (4) testing (including verification of remediated or replaced items); and (5) certification of Year 2000 compliancy. The initial inventory phase is complete. The assessment phase is substantially completed with the exception of the vendor disclosure/certification. The Company has initiated formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable. This dialogue shall continue throughout the third quarter of fiscal year 2000 to minimize the probability of any service interruption. The remediation and testing phases will progress through the first and second quarter of fiscal year 2000. The

                  Company currently plans to complete its internal Year 2000 project by the beginning of the third quarter fiscal year 2000.

                  Costs

                           The  Company  expended  $291,000  on the Ross  System
                  implementation through March 31, 1999. The Company currently estimates that the aggregate cost of its Ross System implementation project will be $1.3 million, although the amount could be greater. The cost estimate includes expenditures incurred pursuant to the Company's technology upgrade and business process reengineering programs occurring concurrently but not directly related to Year 2000 issues. In addition, a portion of the estimated total costs of the Ross System implementation will be funded by reallocation of existing resources rather than in incurring incremental costs. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the
                  Company. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs may be material.

                  Risks

                           The Company  believes that the completion of its Ross
                  System and Year 2000 projects as planned will result in the Company being Year 2000 compliant in a timely manner. However, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, if third parties that provide goods or services that are critical to the Company's business activities fail to adequately address their Year 2000 issues, there could be a similar material adverse effect on the Company. The Company believes that its most reasonably likely worst case scenario is the failure of such a third party. Such a failure could result in, for example, the inability of the Company to ship product, a decrease in customer orders, or delays in product deliveries from vendors. The Company believes that, with the completion of its Year 2000 project, the possibility of significant interruptions of normal operations should be reduced. The Company also believes that the level of uncertainty about the Year 2000 compliance and readiness of material third parties ("External Parties") should diminish through the first and second quarter of fiscal year 2000.

                  Contingency Plans

                           As part of the Company's Year 2000 project,  specific
                  contingency plans are being developed. The Company expects that these plans will continue to be modified as the Company obtains additional information regarding the Company's internal systems and equipment during the remediation and testing phases and regarding the status of the Year 2000 readiness of External Parties. The Company expects these plans to be finalized by the date of completion of all other areas of the Year 2000 projects.

                           As a normal course of business, the Company maintains
                  and deploys contingency plans as part of its disaster recovery program designed to address various potential business interruptions. These plans may be applicable to address the failure of External Parties to provide goods or services to the Company as a result of their failure to be Year 2000 ready. During fiscal year 2000, the Company intends to expand its disaster recovery program to cover systems for which detailed contingency plans do not currently exist.

                           Readers are cautioned that forward-looking statements
                  contained under "Year 2000 issues" should be read in conjunction with the Company's disclosures under the heading:
                  "Special Note Regarding Forward-Looking Information" on page three.

         Item 2.  Properties

                  The  following  table  sets  forth  the  Company's   principal
         facilities:

                                                         Owned/        Square
Location                   Purpose                       Leased        Footage
--------                   -------                       ------        -------
Philadelphia, PA ......... Manufacturing and             Owned         150,000
                           Administrative Offices

Montebello, CA ........... Manufacturing and             Leased        32,000
                           Administrative Offices

Owingsville, KY .......... Manufacturing                 Leased        38,000

Vernon, CA ............... Manufacturing                 Leased        20,000

                  The Company also has a 45,000 square foot facility in Camden, NJ that was closed in March 1998. The Company's current intention is to sell this facility, however there have been no formal offers to purchase this facility.

                  Environmental Matters

                           The  business  operations  of  the  Company  and  the
                  operation of real property by Custom Foods and Quality Foods are subject to extensive and changing federal, state and local environmental laws, and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with federal, state and local environmental laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.

         Item 3.  Legal Proceedings

                           The  Company  is not  involved  in any legal  matters
                  within or outside of the normal course of business that would have a material impact on the operations or financial position of the Company.

                           The Company is likely to be subject to claims arising
                  from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.


         Item 4.  Submission of Matters to a Vote of Security Holders

                           The  Company  did not submit any matters to a vote of
                  security holders during the year covered by this report.


Part II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                           There is no established public trading market for the
                  Company's Voting Class A Common Stock, Nonvoting Class A Common Stock or Nonvoting Class B Common Stock. As of June 15, 1999 there were seven holders of record of Voting Class A Common Stock, there were 15 holders of record of Nonvoting Class A Common Stock and there were seven holders of record of Nonvoting Class B Common Stock. The Company has not declared dividends in the last two fiscal years and does not anticipate doing so in the foreseeable future. For additional information, see "Security Ownership of Certain Beneficial Owners and Management" in this Annual Report of Form 10-K.

                           Since   April  1,  1996  the   Company   has   issued
                  unregistered   securities   to  investors  and  certain  other
                  individuals as set forth below.

                                    In  December  1996 in  connection  with  the
                           purchase by CFP Holdings of Quality Foods, the Company issued 2,162 shares of its Nonvoting Class B Common Stock to holders of equity interests in Quality Foods valued at $1.5 million.

                                    In January 1997, (i) in connection  with the
                           recapitalization of CFP Holdings, each person owning capital stock (or options to acquire capital stock of CFP Holdings) exchanged their equity interests for equivalent interests of capital stock (or options to acquire capital stock) of CFP Group; (ii) the Company issued 720 shares of its Nonvoting Class B Common Stock to a group of Quality Foods management for $500,000 with the Company receiving promissory notes totaling $343,000 as partial consideration for such sale; (iii) the Company issued 439 shares of its Nonvoting Class B Common Stock, valued at $304,583 for $.01 per share to NationsBridge, L.L.C. in exchange for services; (iv) the Company issued 4,538 shares of its Nonvoting Class A Common Stock valued at $1,722,520 upon the exercise by NationsCredit Commercial Corporation and CFP
                           Associates of warrants issued in exchange for services; and (v) the Company issued 2,546 shares of its Nonvoting Class A Common Stock for $735,845 to a group of employees of the Company when Incentive Stock Options were exercised in conjunction with the payment of a special dividend by the Company in connection with the offering of the Senior Notes.

                                    In  September  1997,  the Company  issued 72
                           shares of its Nonvoting Class B shares for $50,000 to an employee of the Company. The Company received a Promissory Note for $35,000 as partial consideration.

                           All of the  aforementioned  issuances  were  made  in
                  reliance upon the exemption from the registration requirements of the Securities Act. of 1933, as amended, contained in
                  Section 4(2) of the Securities Act


         Item 6.  Selected Financial Data

                           The following Selected Consolidated Financial Data of
                  the   Company   should  be  read  in   conjunction   with  the
                  consolidated  financial  statements  and related  notes of the
                  Company and other  financial  data included  elsewhere in this filing. The balance sheet data presented below as of September
                  30, 1994,  1995 and 1996,  and March 31, 1997,  1998 and 1999,
                  and the statement of operations  data presented  below for the years ended  September  30,  1994,  1995 and 1996,  six months ended March 31,  1997,  and for the years ended March 31, 1998 and 1999, are derived from the audited consolidated  financial statements of the Company.

                                                                                        Six
                                                                                       Months
                                                                                        Ended               Years Ended
                                               Years Ended September 30,                March 31,             March 31,
                                         1994            1995            1996            1997            1998            1999
                                       ---------       ---------       ---------       ---------       ---------       ---------
                                                                     (dollars in thousands)
Statement of Operations Data:
Net sales                              $  86,598       $  61,543(1)    $  65,996       $  60,529       $ 181,378       $ 183,164
Cost of Sales                             76,485          49,868          53,818          52,276         152,484         147,518
                                       ---------       ---------       ---------       ---------       ---------       ---------
Gross profit                              10,113          11,675          12,178           8,253          28,894          35,646
Selling, general and
  administrative expenses                  5,957           6,700           5,512           7,474          17,156          20,411
Other Charges                                                              4,996(2)
                                       ---------       ---------       ---------       ---------       ---------       ---------
Income from operations                     4,156           4,975           1,670             779          11,738          15,235
Interest expense                           2,443           2,632           3,232           4,681          17,236          17,322
                                       ---------       ---------       ---------       ---------       ---------       ---------
Income (loss) before income
  taxes and extraordinary items            1,713           2,343          (1,562)         (3,902)         (5,498)         (2,087)
Provision (benefit)
  for income taxes                           851           1,189            (409)           (541)             30             467
                                       ---------       ---------       ---------       ---------       ---------       ---------
Income (loss) before
extraordinary item                           862           1,154          (1,153)         (3,361)         (5,528)         (2,554)
Extraordinary loss on
  early extinguishment of debt                                                            (4,489)(3)                      (1,003)(4)
                                       ---------       ---------       ---------       ---------       ---------       ---------




Net Income (loss)                      $     862       $   1,154       $  (1,153)      $  (7,850)      $  (5,528)      $  (3,557)
                                       =========       =========       =========       =========       =========       =========
Other Data:

EBITDA (5)                             $   6,003       $   6,685       $   3,758       $   3,026       $  18,484       $  22,224
Net cash provided by
  operating activities                     4,375           4,382             135           3,477             661           4,244
Net cash used in
investing activities                        (666)         (1,785)         (1,811)        (67,293)         (3,754)         (6,643)
Net cash (used in)
  provided by
  financing activities                    (3,499)         (2,807)          2,168          65,462           2,298           2,875
Depreciation and
  amortization                         $   1,847       $   1,710       $   2,088       $   2,236       $   6,732       $   6,733
Interest expense                           2,443           2,632           3,232           4,681          17,236          17,322
Capital expenditures                       1,515           5,054           3,009           1,674           5,489           6,104
Ratio of earnings to
  fixed charges (6)                         1.64x           1.83x
Balance Sheet  Data:
Working capital                        $   4,309       $   2,754       $   3,153       $  14,702       $  15,373       $  18,093
Total assets                              27,709          30,148          32,203         132,822         133,079         136,404
Total debt, redeemable
  preferred stock and
  redeemable common stock                 18,847          19,526          23,223         142,174         145,818         149,327
Total stockholders
  equity (deficiency)                      4,828           5,884           4,020         (19,383)        (24,959)        (28,516)


(1) Sales declined during the year ended September 30, 1995 as a result of the decline in sales to the Arby's restaurant chain.

(2) Represents one-time costs associated with the termination of a Sales Brokerage Agreement.

(3) Represents the write-off of deferred financing costs due to early payment of long-term debt, partially offset by discounts gained due to early repayment of certain long-term debt.

(4) The Company used proceeds from new borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. This represents the write-off of unamortized deferred financing costs associated with the prior credit agreement.

(5) EBITDA is the sum of income before income taxes and interest, depreciation and amortization expense (and extraordinary and unusual items). EBITDA is presented because it is a widely accepted financial indicator of a Company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a Company's operating performance or as a measure of liquidity.

(6) In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest (which includes amortization of deferred financing costs) and one-third of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest. A ratio of earnings to fixed charges is not presented for the year ended September 30, 1996, the six months ended March 31, 1997 or the years ended March 31, 1998 and 1999, as earnings were not adequate to cover fixed charges. The deficiency of earnings to cover fixed charges were $1.6 million for the fiscal year ended September 30, 1996, $3.9 million for the six month period ended March 31, 1997, $5.5 million for the fiscal year ended March 31, 1998 and $3.6 million for the fiscal year ended March 31, 1999


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results from Operations

                           In March 1997,  the  Company  changed its fiscal year
                  end from the Saturday closest to September 30 to the Saturday closest to March 31. Accordingly, the information set forth below sets forth unaudited operating results for the twelve month period ended March 31, 1997 in order to provide meaningful comparisons to the audited results of operations for the fiscal years ended March 31, 1998 and 1999. In the opinion of management, the unaudited financial data set forth below reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the results of operations for the unaudited period.

                           Comparison of the  referenced  periods is affected by
                  the   timing   of   the   Quality   Foods   acquisition   (the
                  "Acquisition"),  which was  completed in December  1996.  As a result, the twelve-month  period ended March 31, 1997 includes results  from  operations  for  Quality  Foods for only  three months. Additionally,  the twelve month period ended March 31,
                  1997  includes  only three months of  amortization  expense on goodwill  acquired  in  the  Acquisition  and  two  months  of interest expense on the 11.625% Senior Notes which were issued in  January  1997.  The years  ended  March 31,  1998 and 1999 include a full  twelve-months of Quality Foods' operations and goodwill  amortization  expense  and  interest  expense on the
                  11.625% Senior Notes.  In the discussion  that follows,  where applicable,  the  Company  has  quantified  the  impact of the
                  Acquisition  and related  matters upon its operating  results.
                  Amortization   of  intangible   assets   resulting   from  the
                  Acquisition   approximates   $3.1  million   annually  through
                  December 2016.

                                                                                 Year Ended March 31,
                                                                      1997                 1998                1999
                                                                    ---------           ---------           ---------
                                                                   (unaudited)
Statement of Operations Data:
Net sales                                                           $  96,190           $ 181,378           $ 183,164
Cost of Sales                                                          82,328             152,484             147,518
                                                                    ---------           ---------           ---------
Gross profit                                                           13,862              28,894              35,646
Selling, general and administrative expenses                           10,043              17,156              20,411
                                                                    ---------           ---------           ---------
Income from operations                                                  3,819              11,738              15,235
Interest expense                                                        6,401              17,236              17,322
                                                                    ---------           ---------           ---------
Income (loss) before income taxes and extraordinary items              (2,582)             (5,498)             (2,087)
Provision (benefit) for income taxes                                     (288)                 30                 467
                                                                    ---------           ---------           ---------
Income (loss) before extraordinary item                                (2,294)             (5,528)             (2,554)
Extraordinary (loss) on early extinguishment of debt                   (4,489)                                 (1,003)
                                                                    ---------           ---------           ---------
Net income (loss)                                                   $  (6,783)          $  (5,528)          $  (3,557)
Other Data:

Net sales
  Value-added                                                       $  57,191           $ 134,846           $ 137,885
  Arby's                                                               38,999              46,532              45,279
                                                                    ---------           ---------           ---------
     Total                                                          $  96,190           $ 181,378           $ 183,164
                                                                    =========           =========           =========
Pounds sold                                                            69,042             106,722             108,315
  Average net sales price per pound                                 $    1.39           $    1.70           $    1.69
  Average gross profit per pound                                    $    0.20           $    0.27           $    0.33


                                                                                 Year Ended March 31,
                                                                      1997                 1998                1999
                                                                    ---------           ---------           ---------
Statement of Operations Data:
Net sales                                                              100.0%              100.0%              100.0%
Cost of Sales                                                           85.6                84.1                80.5
                                                                       -----               -----               -----
Gross profit                                                            14.4                15.9                19.5
Selling, general and administrative expenses                            10.4                 9.4                11.1
                                                                       -----               -----               -----
Income from operations                                                   4.0                 6.5                 8.4
Interest expense                                                         6.7                 9.5                 9.5
                                                                       -----               -----               -----
Income (loss) before income taxes and extraordinary items               (2.7)               (3.0)               (1.1)
Provision (benefit) for income taxes                                    (0.3)                                    0.3
                                                                       -----               -----               -----
Income (loss) before extraordinary item                                 (2.4)               (3.0)               (1.4)
Extraordinary (loss) on early extinguishment of debt                    (4.7)                                   (0.5)
                                                                       -----               -----               -----
Net income (loss)                                                       (7.1)%              (3.0)%              (1.9)%
                                                                       =====               =====               =====

                  Fiscal Year Ended March 31, 1999 compared to the Fiscal Year ended March 31, 1998

                           Net Sales.  Net sales increased by $1.8 million or 1%
                  to $183.2 million for the year ended March 31, 1999 when compared to $181.4 million for the fiscal year ended March 31, 1998. Total pounds sold by the Company increased by 1.6 million pounds or 1.5% for the year ended March 31, 1999 when compared to the year ended March 31, 1998. This increase in net sales reflects an overall increase in sales of the Company's Quality Foods division, offset in large part by a decrease in sales from the Custom Foods division. The increase in sales at Quality Foods was a result of increases in sales of its value added products. The decrease in net sales at Custom Foods was a result of decreased sales of value added products and the reduced sales prices of its value added products as a result of the cost plus nature of the contract with Arby's. Approximately $1.2 million of the reduced sales at Custom Foods was a result of the lower prices charged to Arby's due to the lower prices paid for raw materials. The decrease in sales of Custom Foods' value added business was a result of a reduction in sales to one of Custom Foods largest customers, Chef America. Commencing with the last quarter of fiscal year 1998 and continuing through the second quarter of fiscal year 1999 sales to Chef America declined. However, as of March 31, 1999, the growth in other value added business of the Company had offset the impact of the decline in sales to Chef America and the comparable quarterly sales to Chef America increased during the quarters ended December 31, 1998 and March 31, 1999. The net sales price decreased to $1.69 per pound from $1.70 per pound as a result of the above changes.

                           Gross Profit. Gross profit increased to $35.6 million
                  for the year ended March 31, 1999 from $28.9 million for the year ended March 31, 1998. This $6.7 million increase was primarily due to increased sales and improved efficiencies in operations at the Company's Quality Foods division, as well as lower prices paid for raw materials at both divisions. The gross margin increased to 19.5% for the fiscal year ended March 31, 1999 from 15.9% for the fiscal year ended March 31, 1998 for the same reasons.

                           Selling,   General   and   Administrative   Expenses.
                  Selling, general and administrative expenses increased by $3.2 million to $20.4 million from $17.2 million. The increase in expenses is primarily due to strategic staffing additions, as the Company invested in its infrastructure to consolidate the Company's businesses to support future sales growth. The Company does not allocate Selling, General and Administrative Expenses to each of the Company's operating divisions.

                           Income from Operations.  As a result of the foregoing
                  items, income from operations increased to $15.2 million for the fiscal year ended March 31, 1999 from $11.7 million of the twelve month period ended March 31, 1998.

                           Interest Expense. Interest expense increased slightly
                  to $17.3 million for the fiscal year ended March 31, 1999 from $17.2 million for the fiscal year ended March 31, 1998.

                           Provision  for  Income  Taxes.  Provision  for income
                  taxes increased to $467,000 for the fiscal year ended March 31, 1999 from $30,000 for the fiscal year ended March 31, 1998 due to the need to provide for an expected increase in income tax expense in certain states in which the Company operates and the disallowance of certain deductions resulting from an IRS audit of prior years.

                           Extraordinary  Loss.  The Company used  proceeds from
                  borrowings under the new Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately $1.0 million was recorded. This amount principally consisted of unamortized deferred financing costs.

                           Net Loss. A net loss of $3.6 million was incurred for
                  the year ended March 31, 1999 versus a net loss of $5.5 million for the prior year due to the net impact of the foregoing items.

                  Fiscal Year ended March 31, 1998 compared to the Twelve Months ended March 31, 1997

                           Net Sales.  Net sales  increased by $85.2  million or
                  89% for the fiscal year ended March 31, 1998 when compared to the twelve month period ended March 31, 1997. Approximately $65.3 million of this increase relates to the net sales generated from Quality Foods which was acquired in December 1996 and as such the twelve month period ended March 31, 1997 includes only three months of Quality Foods operations. The remaining amount of the increase relates to increased demand for Custom Foods' value added products. Commencing with the last quarter of fiscal year 1998 and continuing through the second quarter of fiscal year 1999 sales to one of the Company's largest customers, Chef America, declined. Total revenue at the Company's Custom Foods division for the last quarter of fiscal year 1998 were essentially unchanged when compared to the three months ended March 31, 1997, as the decline in Chef America volume was offset by sales to other customers. Total pounds sold by the Company increased 37.7 million pounds or 55% for the fiscal year ended March 31, 1998 when compared to the twelve month period ended March 31, 1997. Approximately 30.3 million pounds of this increase relates to the sales generated from Quality Foods. Excluding the impact of the acquisition of Quality, pounds sold increased 5.8 million pounds or 9.5% at Custom Foods for the fiscal year ending March 31, 1998. The net sales price increased from $1.65 per pound to $1.70 per pound as a result of an increase in sales of the Company's value-added products.

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

                           Selling,   General   and   Administrative   Expenses.
                  Selling, general and administrative expenses increased by $7.1 million to $17.2 million from $10.0 million. Selling, general and administrative expenses as a percentage of sales decreased from 10.4% to 9.4%. The increase in expenses is principally attributable to the acquisition of Quality Foods, amortization expense of approximately $2.3 million associated with intangible assets originating from the Quality Foods' acquisition and increased overhead and infrastructure additions to satisfy internal and external reporting requirements, to refocus sales and marketing efforts, and increased legal, accounting and other professional service costs. The increase in gross expenses was more than offset by the increase in sales.

                           Income  from   Operations.   Income  from  operations
                  increased by $7.9 million from $3.8 million in the twelve months ended March 31, 1997 to $11.7 million in fiscal year 1998 as a result of the factors discussed above.

                           Interest Expense. Interest expense increased by $10.8
                  million to $17.2 million in fiscal year 1998 from $6.4 million in the twelve months ended March 31, 1997. The increase is entirely attributable to interest expense on the 11.625% Senior Notes which were issued in January 1997 and as such were outstanding for only two months during the twelve months ended March 31, 1997.

                           Provision for Income Taxes.  Provision  (benefit) for
                  income taxes increased to $30,000 for the year ended March 31, 1998 from ($288,000) for the prior year. The expected income tax benefit based on the statutory rate was reduced to zero because the Company provided a valuation allowance related to its' net operating loss carryforwards. The provision of $30,000 related to estimated minimum state tax liabilities.

                           Extraordinary  Loss. The  extraordinary  loss of $4.5
                  million for the twelve months ended March 31, 1997 primarily represents the write-off of deferred financing costs due to early payment of long-term debt, partially offset by discounts gained due to early repayment of certain long-term debt.

                           Net Loss. A net loss of $5.5 million was incurred for
                  the fiscal year ended March 31, 1998 versus a net loss of $6.8 million for the twelve month period ending March 31, 1997 due to the net impact of the foregoing.

                  Liquidity and Capital Resources.

                           The Company's  total  consolidated  indebtedness  was
                  $147.0 million at March 31, 1999, principally consisting of $115 million in Senior Notes and $18.3 million in borrowings under the Loan and Security Agreement (the "Loan and Security Agreement") as well as various notes payable to government agencies and capital leases. Borrowings under the Loan and Security Agreement consist of a $10.0 million term loan, $5.8 million of revolving credit borrowings and $2.5 million in equipment loans. The Loan and Security Agreement provides for a $10.0 million term loan and a revolving credit facility up to $30.0 million, subject to a borrowing base and other limitations, including amounts outstanding under term loans, equipment loans, letter of credit, and other borrowing instruments under the Loan and Security Agreement. All amounts outstanding under the Loan and Security Agreement become due and payable in May 2002.

                           Borrowings under the Loan and Security  Agreement are
                  secured by substantially all of the Company's assets, including a pledge of all the stock of Quality Foods and Custom Foods, are guaranteed by the Company's subsidiaries, which guarantees are secured by substantially all of the assets of the Company's subsidiaries, and are further secured by a pledge of all the stock of CFP Holdings.

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

                           Net cash provided by operating  activities  increased
                  to $4.2 million in fiscal 1999 from $661,000 in fiscal 1998, primarily reflecting the improvement in operations. Net cash used in investing activities increased to $6.6 million in fiscal 1999 from $3.8 million in fiscal 1998. Fiscal 1998 investment activity included $1.1 million from the proceeds of a sale leaseback transaction. Cash provided by financing activities increased from $2.3 million in fiscal 1998 to $2.9 million in fiscal 1999. For the six months ended March 31, 1997 the Company reported $3.5 million in net cash provided by operating activities, $67.3 million net cash used in investing activities and $65.5 million in net cash provided by financing activities. The net cash used in investing activities and the net cash provided by financing activities for the six months ended March 31, 1997 relate to the Quality Foods acquisition and the substantial indebtedness incurred with the financing thereof.

                           In  addition  to its debt  service  obligations,  the
                  Company requires liquidity for working capital and capital expenditures. The Company experiences seasonal increases in its working capital as a result of large product promotions and planned inventory increases based upon seasonally low raw material prices. In fiscal 2000, the Company expects its working capital to be at its lowest level in the Winter and to peak between May and September. Historically, the Company has experienced minimal bad debts with respect to accounts receivable, as well as minimal inventory obsolescence or shrinkage losses.

                           For the fiscal  year ended March 31, 1999 the Company
                  spent $6.6 million on capital expenditures. The Company presently anticipates that its capital expenditures for fiscal 2000 will be between $6.0 million and $7.0 million.

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


                  Year 2000

                  Introduction

                           The term "Year 2000 issue" is a general  term used to
                  describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other equipment as the year 2000 is approached and reached. These problems generally arise from the fact that computers and equipment historically used two-digit fields that recognize dates using the assumption that the first two digits are "19". On January 1, 2000, systems using two-digit date fields could recognize a date using "00" as 1900 rather than the year 2000, creating erroneous results or system failures.

                  Company's State of Readiness

                           The  Company has  selected a new Year 2000  compliant
                  Enterprise  Wide  System;  the  Ross  Systems  Renaissance  CS
                  Enterprise Resource Planning System ("Ross System"). The Company believes that implementation of the Ross System will address the major Year 2000 issues. The Company's plan for addressing the remainder of its Year 2000 issues focuses on the following areas: technical infrastructure (e.g. networks, servers, desktop and laptop computers); vendor/customer interfaces; facilities; and third party suppliers, vendors and customers. The Year 2000 project consists of the following phases: (1) conduct an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of items that are determined not to be Year 2000 compliant; (4) testing (including verification of remediated or replaced items); and (5) certification of Year 2000 compliancy. The initial inventory phase is complete. The assessment phase is substantially completed with the exception of the vendor disclosure/certification. The Company has initiated formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable. This dialogue shall continue throughout the third quarter of fiscal year 2000 to minimize the probability of any service interruption. The remediation and testing phases will progress through the first and second quarter of fiscal year 2000. The Company currently plans to complete its internal Year 2000 project by the beginning of the third quarter fiscal year 2000.

                  Costs

                           The  Company  expended  $291,000  on the Ross  System
                  implementation through March 31, 1999. The Company currently estimates that the aggregate cost of its Ross System implementation project will be $1.3 million, although the amount could be greater. The cost estimate includes expenditures incurred pursuant to the Company's technology upgrade and business process reengineering programs occurring concurrently but not directly related to Year 2000 issues. In addition, a portion of the estimated total costs of the Ross System implementation will be funded by reallocation of existing resources rather than in incurring incremental costs. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the
                  Company. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs may be material.

                  Risks

                           The Company  believes that the completion of its Ross
                  System and Year 2000 projects as planned will result in the Company being Year 2000 compliant in a timely manner. However, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, if third parties that provide goods or services that are critical to the Company's business activities fail to adequately address their Year 2000 issues, there could be a similar material adverse effect on the Company. The Company believes that its most reasonably likely worst case scenario is the failure of such a third party. Such a failure could result in, for example, the inability of the Company to ship product, a decrease in customer orders, or delays in product deliveries from vendors. The Company believes that, with the completion  of its  Year  2000  project,  the  possibility  of significant  interruptions  of  normal  operations  should  be reduced. The Company also believes that the level of uncertainty about the Year 2000 compliance and readiness of material third parties ("External Parties") should diminish through the first and second quarter of fiscal year 2000.

                  Contingency Plans

                           As part of the Company's Year 2000 project,  specific
                  contingency plans are being developed. The Company expects that these plans will continue to be modified as the Company obtains additional information regarding the Company's internal systems and equipment during the remediation and testing phases and regarding the status of the Year 2000 readiness of External Parties. The Company expects these plans to be finalized by the date of completion of all other areas of the Year 2000 projects.

                           As a normal course of business, the Company maintains
                  and deploys contingency plans as part of its disaster recovery program designed to address various potential business interruptions. These plans may be applicable to address the failure of External Parties to provide goods or services to the Company as a result of their failure to be Year 2000 ready. During fiscal year 2000, the Company intends to expand its disaster recovery program to cover systems for which detailed contingency plans do not currently exist.

                           Readers are cautioned that forward-looking statements
                  contained under "Year 2000 issues" should be read in conjunction with the Company's disclosures under the heading:
                  "Special Note Regarding Forward-Looking Information" on page three.

                  Inflation

                           Management  does not believe that  inflation  had any
                  material impact upon its business for the fiscal years March 31, 1999 and 1998, and the twelve months ended March 31, 1997.


         Item 7A. Quantitative and qualitative disclosures about market risk.

                  Long-term Debt

                           The Company's  exposure to market risk for changes in
                  interest rates relates primarily to the Company's current and future debt obligations.

                           The  table  below  provides  information   concerning
                  long-term  debt  outstanding  at  March  31,  1999,  including principal  amounts  maturing each year,  average interest rate and fair value.



                                                                                                                            Total
                              2002       2001        2002           2003         2004      Thereafter        Total       Fair Value
                              ----       ----        ----           ----         ----      ----------        -----       ----------
11.625% Senior Notes                                                          $115,000,000              $115,000,000    $96,097,000
Average Interest Rate        11.625%     11.625%     11.625%       11.625%      11.625%
Variable Rate Notes        $357,000    $357,000    $357,000   $16,120,000     $357,000       $715,000    $18,263,000(a)
Average Interest Rate          7.75%       7.75%       7.75%         7.75%        7.75%          7.75%
Variable Government Notes  $100,000    $200,000    $200,000      $200,000     $200,000     $3,200,000     $4,100,000(a)
Average Interest Rate           5.0%        5.0%        5.0%          5.0%         5.0%           5.0%
Fixed Rate Notes           $284,000    $289,000    $196,000      $189,000     $192,000     $2,297,000     $3,429,000(a)
Average Interest Rate          2.20%       2.18%       3.60%         3.50%        3.38%          3.23%
Capitalized Leases Fixed
  Rates                     $372,000   $260,000    $311,000       $62,000      $69,000     $5,142,000     $6,216,000(a)
Average Interest Rate        14.13%       14.42%      14.62%        14.90%       14.90%         14.90%

(a)      The carrying value of these debt instruments  approximates fair value as either the rate of interest is tied to market rates or, if necessary,  the Company  believes it could refinance this instrument at similar terms as of
         March 31, 1999.


         Item 8.  Financial statements and supplementary data

                  See Item 14 Exhibits, financial statements schedules, and reports on Form 8-K.


         Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

                  None.


Part III

         Item 10. Directors and Executive Officers of the registrant


                  MANAGEMENT

                  Directors and Executive Officers of the Company

                           Set forth below are names,  ages and positions of the
                  directors and executive officers of CFP Group. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified, and all executive officers hold office at the pleasure of the Board of Directors.

               Name                                Age     Position(s)
               ----                                ---     -----------
               Executive Officers and Directors
               Roberto Buaron                      53      Director, Chairman
               William Del Chiaro                  46      Director, President & Chief Executive Officer
               Robert Gioia                        51      Director
               Richard Griffith                    66      Director
               David Cohen                         35      Director
               Eric Ek                             43      Director, Senior Vice President, Chief
                                                             Financial Officer and Secretary
               James Long                          56      Director, Vice Chairman & Treasurer
               Andrew Kohn                         32      Director
               Jeffry Kohlhoff                     51      Senior Vice President Operations

                                    Roberto  Buaron has been the  Chairman and a
                           Director of CFP Group since December 1996. He is the Chairman and Chief Executive Officer of First Atlantic, which he founded in 1989. From 1987 to 1989, he was an Executive Vice President with Overseas Partners, Inc., an investment management firm. Mr. Buaron is currently a director of BPC Holding Corporation.

                                    William  Del Chiaro  joined  the  Company in
                           March 1998 as a Director and as President and CEO of Quality Foods. In May 1998 he became President and CEO of CFP Group. He was previously Executive Vice President of Sara Lee Corporation's Hillshire Farm & Kahn's division, a $1 billion manufacturer of processed and packaged meats for the retail grocer, foodservice and other markets. There he was responsible for a substantial portion of the business's operations, capital expenditures, sales and marketing. Prior to this position, Mr. Del Chiaro spent ten years as a senior executive of Mars, Inc., where he held top-level marketing and sales positions in the Uncle Ben's, Dove International, M&M/Mars, and foodservice divisions. His experience also includes three years as Director of Marketing of Dr. Pepper Company's food service division, as well as various positions of increasing responsibility during a seven-year career at Proctor & Gamble Company.

                                    Robert  Gioia  has  been a  Director  of CFP
                           Group since December 1996. From December 1996 to June 30, 1998 he served as the President and Chief Executive Officer of the Company. Effective June 30, 1998 Mr. Gioia became a Consultant to the Company. Prior to December 1996, he was the Chairman and Chief Executive Officer of Quality Foods and of a corporation (of which he is the sole stockholder) which was a partner of Quality Foods since July 1992. He has held management positions in the food processing industry for over 22 years. Prior to joining Quality Foods, Mr. Gioia was responsible for sales and marketing of the foodservice division, both restaurant and institutional, of the Red Wing Company, a national food manufacturer and processor. In addition, Mr. Gioia held several positions, including Vice President, with the Gioia Macaroni Company, a national pasta manufacturer founded by the Gioia family in 1910.

                                    Richard  Griffith has been a Director of CFP
                           Group since December 1996 and a Director of CFP Holdings and Custom Foods since April 1, 1993. He was the President and Chief Executive Officer of Custom Foods from March 1993 until his retirement from that position on June 30, 1998. Effective July 1, 1998 through December 31, 1999, Mr. Griffith agreed to be available to provide consulting services if requested by the Company. Prior to the formation of CFP Holdings, Mr. Griffith served as President and Chief Executive Officer of the Company's predecessors, Best Western and Center of the Plate, since November 1991. Mr. Griffith was the founding Chairman of Arcop, Inc., the purchasing cooperative of the Arby's restaurant chain.

                                    David Cohen has been a Director of CFP Group
                           since December 1996. Prior to that he served as President and Chief Operating Officer of

                           Quality Foods since July 1992 and President of a corporation (of which he is the sole stockholder) which was a partner of Quality Foods. Mr. Cohen joined Quality Foods in 1983 and has served in numerous positions, including National Sales Manager, before becoming Chief Operating Officer.

                                    Eric W. Ek has been the Vice  President  and
                           Chief Financial Officer of Custom Foods since July 1993 and a Vice President, Chief Financial Officer and Director of CFP Group since December 1996. In addition, in August 1998, he was promoted to Senior Vice President. Previously, Mr. Ek was a Managing Director at Takenaka & Company, a Pacific Rim focused investment banking firm from 1990 to 1993. At Takenaka, Mr. Ek was the Chief Financial Officer of a residential homebuilder and a Chief Administrative Officer for a manufacturing firm. Prior to joining Takenaka, Mr. Ek was employed by KPMG Peat Marwick and Ernst & Young from 1982 to 1990. Mr. Ek is a Certified Public Accountant.

                                    James  Long has been the Vice  Chairman  and
                           Treasurer of CFP Group since December 1996 and a director of CFP Holdings since March 1993. He has been an Executive Vice President of First Atlantic since March 1991. From January 1990 to February 1991, Mr. Long was an Executive Vice President at Kleinwort Benson Equity Fund, a leveraged buyout fund. Mr. Long is currently a director of BPC Holding Corporation.

                                    Andrew Kohn has been a Director of CFP Group
                           since December 1996. Mr. Kohn is a Vice President of First Atlantic, with whom he has been employed since 1994. Previously, Mr. Kohn was employed by Berkshire Partners, a private equity investment firm and Bear Stearns & Co.

                                    Jeffry  Kohlhoff was promoted to Senior Vice
                           President, Operations for CFP Group effective April 1, 1999. Mr. Kohlhoff has been with the Company since 1995, first serving as Vice President of Manufacturing for Custom Foods, and then serving as Vice President of Operations for Quality Foods. Previously, Mr. Kohlhoff was Director of Quality Assurance for Chef America, Inc. from 1993 to 1994. Mr. Kohlhoff was employed by Stokely USA, Inc. from 1986 to 1993 where he was the Vice President of
                           Quality Management. Prior to joining Stokely, Mr. Kohlhoff was Quality Manager for Far East and Worldwide Vegetable Development for the Pilsbury Company.

         Item 11.          Executive Compensation

                                    The following  table sets forth a summary of
                           the compensation earned by the Company's current Chief Executive Officer, former Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities during the last fiscal year.


                                        SUMMARY COMPENSATION TABLE(1)
                                                                       LONG-TERM
                                       ANNUAL COMPENSATION            COMPENSATION
           NAME AND TITLE         FISCAL    SALARY      BONUS     OPTIONS     LTIP        ALL OTHER
                                   YEAR       ($)        ($)      GRANTED    PAYOUTS     COMPENSATION
                                                                    (#)        ($)            ($)
      William Del Chiaro           1999    327,596     271,905     1,589(4)                15,900(5)
          President and Chief      1998     12,500(3)   75,000(3)
          Executive Officer        1997           (3)
      Robert Gioia(2)              1999    331,500(6)  269,344       428(4)                 3,540(9)
          Director                 1998    325,314      25,000                              3,540(9)
                                   1997     80,664(7)   12,500(8)
      Richard Griffith(10)         1999    304,500      64,706                             48,407(12)
          Director                 1998    315,246      48,387                             18,918(12)
                                   1997    300,000     196,200(11)                          7,015(12)
      Eric Ek                      1999    202,000     172,550       200(4)                14,162(14)
          Chief Financial Officer  1998    198,950      23,556                              8,506(14)
                                   1997    151,884     120,100(13)                          7,015(14)
      Jeffry Kohlhoff              1999    150,000     121,875       150(4)
          Senior Vice President    1998    149,400      75,000                              6,050(15)
          Operations               1997    130,450     140,000(13)
      David Cohen                  1999    127,165     103,321       367(4)                13,337(17)
          Director                 1998    166,792      25,000                             13,337(17)
                                   1997     58,882(16)  12,500(8)                           3,000(17)


(1) For purposes of this table, the fiscal years referred to herein mean the 12-month periods ended March 31.

(2) Robert Gioia was President and Chief Executive Officer of the Company until June 30, 1998. For 1999, amounts include his salary through June 30, 1998 and thereafter amounts payable under his consulting agreement. See "Employment Contracts".

(3) Became an employee of the Company in March 1998. During 1998, compensation included base salary of $325,000 since his start date of March 18, 1998 and a signing bonus of $75,000.

(4)  Options granted under the 1998 stock option plan.

(5)  Consists of $14,400 car allowance and $1,500 excess term life insurance.

(6) Effective April 1, 1999 Mr. Gioia's compensation under his consulting agreement will be $125,000 per year.

(7) Consists of compensation received for the last 3 months of the period from the Company. Mr. Gioia's base compensation under his employment agreement with the Company was $325,000.

(8) Consists of bonus earned for the last 3 months of the period from the Company.

(9)  Consists of $3,540 excess term life insurance for both 1999 and 1998.

(10) Richard Griffith was the President and Chief Executive Officer of Custom Foods until his retirement on June 30, 1998. Effective July 1, 1998 through December 31, 1999, Mr. Griffith agreed to be available to provide consulting services if requested by the Company. For 1999, amounts include his salary through June 30, 1998 and thereafter amounts payable under the employment agreement. See "Employment Contracts".

(11) Includes (i) $42,857 of bonus received in connection with the consummation of the Quality Foods Acquisition and (ii) $107,143 of bonus received in connection with the consummation of the Senior Notes Offering.

(12) For 1999: Consists of $20,300 car allowance and a $28,107 payout in accrued vacation. For 1998: Consists of $18,918 of car allowance and value of personal use of the Company's automobile. For 1997: Consists of $7,015 of value of personal use of the Company's automobile.

(13) Includes (i) $28,571 of bonus received in connection with the consummation of the Quality Foods Acquisition and (ii) $71,429 of bonus received in connection with the consummation of the Senior Notes Offering.

(14) For 1999: Consists of $8,400 for car allowance, $4,742 excess term life insurance and $1,020 in disability insurance. For 1998: Consists of $8,400 for car allowance and $106 excess term life insurance. For 1997: Consists of $4,545 of disability insurance, $370 excess term life insurance and $2,100 of car allowance.

(15) Consists of $6,050 in disability insurance.

(16) Consists of compensation received for the last 3 months of the period from the Company. Mr. Cohen's base compensation under his employment agreement with the Company is $240,000 through September 1997 and $125,000 thereafter.

(17) For 1999: Consists of $12,000 for car allowance and $1,337 excess term life insurance. For 1998: Consists of $1,337 excess term life insurance and $12,000 car allowance. For 1997: Consists of $3,000 car allowance.

                                            OPTION GRANTS IN LAST FISCAL YEAR

                                    The  following  table sets forth the options
                           granted to the Named  Executive  Officers  during the
                           last fiscal year under the 1998 stock option plan.
                                                             Percent
                                                             of Total
                                                             Options                                     Potential
                                                 Number of   Granted                                Realizable Value at
                                                Securities      to                                    Assumed Annual
                                                Underlying   Employees    Exercise of                 Rates of Stock
                                                 Options     in Fiscal    Base Price    Expiration   Price Appreciation
                                                 Granted       Year        ($/Sh)         Date       for Option Term
                                                 -------       ----        ------         ----      5% ($)     10% ($)
                                                                                                    ------     -------
                           William Del Chiaro    1,289/300       27.9%         289.02  7-15-2008/   $288,822   $731,931
                                                                                       12-4-2008
                           Robert Gioia                428        7.5%         693.96  7-15-2008          $0   $23,833

                           Eric Ek                     200        3.5%         289.02  12-4-2008     $36,353   $92,125

                           Jeffry Kohlhoff             150        2.6%         289.02  12-4-2008     $27,264   $69,094

                           David Cohen              317/50        6.4%  693.96/289.02  7-15-2008/         $0   $40,683
                                                                                       12-4-2008

                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                    The following  table sets forth  information
                           with respect to each exercise of stock options during
                           the last fiscal  year by each of the Named  Executive
                           Officers  and the  number of  options  held at fiscal
                           year  end and the  aggregate  value  of  in-the-money
                           options held at fiscal year end.
                                                                                                              Value of
                                                                                           Number of         Unexercised
                                                                                          Securities        In-The-Money
                                                                                      Underlying Options     Options At
                                                                                              at           March 31, 1999
                                                             Shares         Value       March 31, 1999         ($)(1)
                                                          Acquired on     Realized       Exercisable /      Exercisable /
                                                            Exercise         ($)         Unexercisable      Unexercisable
                                                            --------         ---         -------------      -------------
                           William G. Del Chiaro               --            --             0/1,589              0/0
                           Robert Gioia                        --            --              0/428               0/0
                           Richard Griffith                    --            --             1,149/0              0/0
                           Eric Ek                             --            --             444/200              0/0
                           Jeffry Kohlhoff                     --            --             230/150              0/0
                           David Cohen                         --            --              0/367               0/0

                           (1)      Based on the  assumed  fair market  value of the Common  Stock at March 31, 1999
                                    ($289.02 per share or less), as determined by the Company's Board of Directors.

                           Compensation of Directors

                                    All Directors are reimbursed for their usual
                           and customary expenses incurred in attending all Board of Directors and committee meetings. Directors of the Company receive no remuneration for serving as directors.

                           Compensation   Committee   Interlocks   and   Insider
                           Participation

                                    The  Compensation  Committee is comprised of
                           Roberto Buaron, Chairman of CFP Group and James Long, Vice Chairman and Treasurer
                           of CFP Group. See "Transaction with Certain Stockholders."

                           Employment Contracts

                                    The Company has entered  into an  employment
                           agreement with Mr. Del Chiaro (the "Del Chiaro Employment Agreement") that expires on March 17, 2001 or on an earlier date in accordance with the terms of the Del Chiaro Employment Agreement. Base compensation under the Del Chiaro Employment Agreement is $400,000 per year. Mr. Del Chiaro is also eligible to participate in the Company's annual cash bonus plan, which is based upon the achievement of certain annual performance targets. The Company may terminate Mr. Del Chiaro at any time for "cause" or after a specified period upon a "disability" (such as terms are defined in the Del Chiaro Employment Agreement). If the Company terminates Mr. Del Chiaro "without cause" (as such term is defined in the Del Chiaro Employment Agreement), Mr. Del Chiaro is entitled to receive, among other things, the aggregate of his base salary payable for 18 months from the date of termination by the Company.

                                    The Company has  entered  into a  consulting
                           agreement with Mr. Gioia (the "Gioia Consulting Agreement") that expires on December 31, 2001 or on an earlier date in accordance with the terms of the Gioia Consulting Agreement. Base compensation under the Gioia Consulting Agreement through March 31, 1999 was $331,500. Effective April 1, 1999, base compensation is $125,000 per year. Mr. Gioia was also eligible to participate in the Company's annual cash bonus plan for the fiscal year ended March 31, 1999, which was based upon the Company's achievement of certain annual performance targets. Under this plan, Mr. Gioia received a bonus of $239,344. The Company may terminate Mr. Gioia at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Gioia Consulting Agreement). If the Company terminates Mr. Gioia "without cause" (as such term is defined in the Gioia Employment Agreement), Mr. Gioia is entitled to receive, among other things, the aggregate of his annual consulting fee through the later of December 31, 2001 or 18 months from the date of termination by the Company. In accordance with Mr. Gioia's prior Employment Agreement, with the adoption of the 1998 Stock Option Plan, Mr. Gioia was granted options to purchase 428 shares of Class B Nonvoting Common Stock, $.01 par value, of CFP Group (the "Class B Nonvoting Common Stock").

                                    The Company has entered  into an  employment
                           agreement with Mr. Griffith (the "Griffith Employment Agreement") that provided for an employment term through December 31, 1999 or an earlier date in accordance with the terms of the Griffith Employment Agreement. Base compensation under Mr. Griffith's
                           Employment Agreement was $304,500 per year. Mr. Griffith participated in the Company's annual cash bonus plan, which was based upon the achievement of certain annual performance targets prorata for the period through June 30, 1998. Under this plan, Mr. Griffith received a bonus of $64,706. In connection with Mr. Griffith's termination of employment, Mr. Griffith is entitled to receive compensation and benefits as specified in the Griffith Employment Agreement through December 31, 1999 and has agreed to be available to provide consulting services to the Company. The Company may continue Mr. Griffith as a Consultant after December 31, 1999 for an annual payment of $75,000 per year.

                                    The Company has entered  into an  employment
                           agreement with Mr. Cohen as amended (the "Cohen Employment Agreement") that expires on December 31, 2001 or on an earlier date in accordance with the terms of the Cohen Employment Agreement. Base compensation under the Cohen Employment Agreement is $125,000 per year plus an annual adjustment beginning in January 1998 based on the Consumer Price Index. Mr. Cohen is also eligible to participate in the Company's annual cash bonus plan which is based upon the achievement of certain annual performance targets, subject to the right to receive a minimum annual cash bonus of $50,000. The Company may terminate Mr. Cohen at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Cohen Employment Agreement). If the Company terminates Mr. Cohen "without cause" (as such term is defined in the Cohen Employment Agreement), Mr. Cohen is entitled to receive, among other things, the aggregate of his base salary and the pro rata portion of his minimum annual bonus through the later of December 31, 2001 or 18 months from the date of termination by the Company. In accordance with the Cohen Employment Agreement, and in conjunction with the adoption of the 1998 Stock Option Plan, Mr. Cohen was granted options to purchase up to 367 shares of Class B Nonvoting Common Stock of CFP Group.

                                    The Company has entered  into an  employment
                           agreement with Mr. Ek as amended (the "Ek Employment Agreement") that expires on December 31, 1999 or on an earlier date in accordance with the terms of the Ek Employment Agreement. Base compensation under the Ek Employment Agreement is $203,000 per year plus an annual adjustment beginning in July of each year based on the Consumer Price Index. Mr. Ek is also eligible to participate in the Company's annual cash bonus plan which is based upon the Company's achievement of certain annual performance targets. The Company may terminate Mr. Ek at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Ek Employment Agreement). If the Company terminates Mr. Ek "without cause" (as such term is defined in the Ek Employment Agreement), Mr. Ek is entitled to receive, among other things, the aggregate of his base salary payable for 12 months from the date of termination by the Company and the pro rata portion of his annual bonus for the fiscal year in which such termination occurred.

                           Put Rights of Messrs. Gioia, Cohen and Griffith

                                    Under   the   terms  of   their   respective
                           employment agreements, each of Messrs. Gioia, Cohen and Griffith have the right, in connection with the termination of their employment under certain circumstances, to sell to CFP Group, and CFP Group is obligated to purchase, the shares of Class A Nonvoting Common Stock (in the case of Mr. Griffith) and Class B

                           Nonvoting Common Stock (in the case of Messrs. Gioia and Cohen) owned by them. The price at which such shares may be purchased and sold is intended to be the fair market value thereof as determined pursuant to a formula (in the case of Mr. Griffith) and an appraisal (in the case of Messrs. Gioia and Cohen). The right of such individuals to sell their shares to CFP Group is subject to the terms and conditions of the then outstanding debt instruments of CFP Group and its subsidiaries.

                                    In addition, under the terms of the Griffith
                           Employment Agreement, CFP Group has the right, under certain circumstances, to require Mr. Griffith to sell the shares of Class A Nonvoting Common Stock owned by him to CFP Group. The price at which such shares may be purchased and sold is intended to be the fair market value thereof as determined pursuant to a formula. The right of CFP Group to purchase Mr. Griffith's shares is also subject to the terms and conditions of the then outstanding indebtedness of CFP Group and its subsidiaries. See "Item 13. Certain Relationships and Related Transactions - Certain Transactions - Stockholders Agreement."

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

                                    The Option Plan is administered by the Board
                           of Directors or a Stock Option Committee ("the Committee") appointed by the Board of Directors. The Committee has the authority to interpret the Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the Option Plan, provided, among other things, that (a) the exercise price of ISOs granted under the Option Plan may not be less than the fair market value of the stock subject to the option on the date of the grant (110% of fair market value if the employee is the beneficial owner of 10% or more of CFP Group's voting securities), (b) the exercise price must be paid in cash, by personal or certified check or by surrendering previously owned shares of nonvoting common stock upon the exercise of the option, (c) the term of the option may not exceed ten years (or five years in the case of an ISO granted to an employee who is the beneficial owner of 10% or more of CFP Group's voting securities), (d) no option is transferable other than by will or the laws of descent and distribution and (e) no option may be granted by a member of the Committee.

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

                                    ISOs may not be  granted  under  the plan to
                           any individual if the effect of such grant would be to permit that person to have the first opportunity to exercise such options, in any calendar year, for the purchase of shares having a fair market value (at the time of the grant of such options) in excess of $100,000. ISOs granted under the Option Plan are intended to have the federal income tax consequences of a qualified stock option. An employee to whom an incentive stock option ;("ISO") which qualifies under
                           Section 422 of the Code is granted will not recognize income at the time of grant or exercise of such Option. However, upon the exercise of an ISO, any excess in the fair market price of the Common Stock over the Option Price constitutes a tax preference item which may have alternative minimum tax consequences for the employee. If the employee sells such shares more than one year after the date of transfer of such shares and more than two years after the date of grant of such ISO, the employee will generally recognize a long-term capital gain or loss equal to the difference, if any, between the sale prices of such shares and the Option Price. In such case, CFP Group will not be entitled to a federal income tax deduction in connection with the grant or exercise of the ISO. If the employee does not hold such shares for the required period, when the employee sells such shares, the employee will recognize ordinary compensation income and possibly capital gain or loss (long-term or short term, depending on the holding period of the stock sold) in such amounts as are prescribed by the Code and the regulations thereunder, and CFP Group will generally be entitled to a Federal income tax deduction in the amount of such ordinary compensation income recognized by the employee.

                                    An  employee  to whom a  nonqualified  stock
                           option ("NSO") is granted will not recognize income at the time of grant of such Option. When such employee exercises such NSO, the employee will recognize ordinary compensation income equal to the excess, if any, of the fair market value, as of the date of Option exercise, of the shares the employee receives upon such exercise over the Option Price paid. The tax basis of such shares to such employee will be equal to the Option Price paid plus the amount, if any, includible, in the employee's gross income, and the employee's holding period for such shares will commence on the date on which the employee recognizes taxable income in respect of such shares. Gain or loss upon a subsequent sale of any Common Stock received upon the exercise of a NSO generally would be taxed as capital gain or loss (long-term or short-term, depending upon the holding period of the stock sold). Certain additional rules apply if the Option Price is paid in shares previously owned by the participant. Subject to the applicable provisions of the Code and regulations thereunder, CFP Group will generally be entitled to a Federal income tax deduction in respect of a NSO in an amount equal to the ordinary compensation income recognized by the employee. This deduction will, in general, be allowed for the taxable year of CFP Group in which the participant recognizes such ordinary income. The Board of
                           Directors   may  amend  the   Option   Plan   without
                           stockholder approval in any respect other than any amendment that requires stockholder approval by law or pursuant to the rules of the Code regarding qualified stock options.

                           1998 Stock Option Plan

                                    On June  17,  1998  the  Company's  Board of
                           Directors adopted a new incentive stock option program (the "1998 Stock Option Plan"), which provides for the grant of both incentive stock options ("ISOs") and non-qualifying stock options ("NSOs") to directors and employees of, and independent consultants and contractors to, the Company and its subsidiaries. A total of 5,525 shares of Nonvoting Common Stock has been authorized and reserved for issuance under the Option Plan, subject to adjustment to reflect changes in capitalization resulting from stock splits, stock dividends and similar events.

                                    The Option Plan is administered by the Board
                           of Directors or a Stock Option Committee ("the Committee") appointed by the Board of Directors. The Committee has the authority to interpret the Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the Option Plan, provided, among other things, that (a) the exercise price of ISOs granted under the Option Plan may not be less than the fair market value of the stock subject to the option on the date of the grant (110% of fair market value if the employee is the beneficial owner of 10% or more of CFP Group's voting securities), (b) the exercise price must be paid in cash, by personal or certified check or by surrendering previously owned shares of nonvoting common stock upon the exercise of the option, (c) the term of the option may not exceed ten years (or five years in the case of an ISO granted to an employee who is the beneficial owner of 10% or more of CFP Group's voting securities), (d) no option is transferable other than by will or the laws of descent and distribution and (e) no option may be granted by a member of the Committee.

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

                                    ISOs may not be  granted  under  the plan to
                           any individual if the effect of such grant would be to permit that person to have the first opportunity to exercise such options, in any calendar year, for the purchase of shares having a fair market value (at the time of the grant of such options) in excess of $100,000. ISOs granted under the Option Plan are intended to have the federal income tax consequences of a qualified stock option. An employee to whom an incentive stock option ;("ISO") which qualifies under
                           Section 422 of the Code is granted will not recognize income at the time of grant or exercise of such Option. However, upon the exercise of an ISO, any excess in the fair market price of the Common Stock over the Option Price constitutes a tax preference item which may have alternative minimum tax consequences for the employee. If the employee sells such shares more than one year after the date of transfer of such shares and more than two years after the dates of grant of such ISO, the employee will generally recognize a long-term capital gain or loss equal to the difference, if any, between the sale prices of such shares and the Option Price. In such case, CFP Group will not be entitled to a federal income tax deduction in connection with the grant or exercise of the ISO. If the employee does not hold such shares for the required period, when the employee sells such shares, the employee will recognize ordinary compensation income and possibly capital gain or loss (long-term or short term, depending on the holding period of the stock sold) in such amounts as are prescribed by the Code and the regulations thereunder, and CFP Group will generally be entitled to a Federal income tax deduction in the amount of such ordinary compensation income recognized by the employee.

                                    An  employee  to whom a  nonqualified  stock
                           option ("NSO") is granted will not recognize income at the time of grant of such Option. When such employee exercises such NSO, the employee will recognize ordinary compensation income equal to the excess, if any, of the fair market value, as of the date of Option exercise, of the shares the employee receives upon such exercise over the Option Price paid. The tax basis of such shares to such employee will be equal to the Option Price paid plus the amount, if any, includible, in the employee's gross income, and the employee's holding period for such shares will commence on the date on which the employee recognizes taxable income in respect of such shares. Gain or loss upon a subsequent sale of any Common Stock received upon the exercise of a NSO generally would be taxed as capital gain or loss (long-term or short-term, depending upon the holding period of the stock sold). Certain additional rules apply if the Option Price is paid in shares previously owned by the participant. Subject to the applicable provisions of the Code and regulations thereunder, CFP Group will generally be entitled to a Federal income tax deduction in respect of a NSO in an amount equal to the ordinary compensation income recognized by the employee. This deduction will, in general, be allowed for the taxable year of CFP Group in which the participant recognizes such ordinary income. The Board of Directors may amend the Option Plan without stockholder approval in any respect other than any amendment that requires stockholder approval by law or pursuant to the rules of the Code regarding qualified stock options.

         Item 12. Security ownership of certain beneficial owners and management

                           PRINCIPAL STOCKHOLDERS

                                    The  following   table  sets  forth  certain
                           information  regarding  the  ownership of the capital
                           stock of CFP Group as of June 18,  1999 with  respect
                           to  (i)  each  person  known  by the  Company  to own
                           beneficially  more than 5% of the outstanding  shares
                           of any class of its voting capital  stock,  (ii) each
                           of the Company's directors, (iii) the Named Executive
                           Officers  and (iv) all  directors  and  officers as a
                           group.  Except as  otherwise  indicated,  each of the
                           stockholders  has sole  voting and  investment  power
                           with  respect to shares  beneficially  owned.  Unless
                           otherwise indicated, the address for each stockholder
                           is  c/o   CFP   Group,   Inc.,   5501   Tabor   Road,
                           Philadelphia, Pennsylvania 19120.

                                                              Shares of                                         Percentage of
                                                                Voting      Percentage                           All Classes
                                                                Common       of Voting    Shares of Nonvoting     of Common
                               Name and Address of             Stock(1)       Common        Common Stock(1)      Stock (Fully
                                 Beneficial Owner              Class A         Stock       Class A    CLASS B     -Diluted)
                           Atlantic Equity Partners, L.P. (2)   14,293         97.2%          -          -          38.0%
                           Roberto Buaron (3)                   14,293         97.2%          -          -          38.0%
                           William Del Chiaro                                                                        4.2%
                           Richard Griffith (4)                   -              -          3,161        -          11.6%
                           Robert Gioia (5)                       -              -            -        1,081         4.0%
                           Eric Ek                                -              -          1,095        -           4.6%
                           David Cohen (6)                        -              -            -        1,081         3.9%
                           James Long (7)                         173           1.2%          -          -            *
                           Jeffry Kohlhoff                        -              -            459        -           2.2%
                           All officers and directors
                             as a group (9 persons)            14,466          98.4%        4,715      2,162        69.0%

                           *        Less than one percent.

                           (1) The authorized capital stock of CFP Group consists of 160,000 shares of capital stock, including 150,000 shares of Common Stock, $.01 par value (the "Common Stock") and 10,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock"). Of the 150,000 shares of common Stock, 100,000 shares are designated Class A Voting Common Stock (the "Class A Voting Stock"), 25,000 shares are designated Class A Nonvoting Stock (the "Class A Nonvoting Stock"), and 25,000 shares are designed Class B Nonvoting Stock (the "Class B Nonvoting Stock").

                           (2) Address is P.O. Box 847, One Capital Place, Fourth Floor, Grand Cayman, Cayman Islands, British West Indies. Atlantic Equity Associates, L.P. ("AEA") is the sole general partner of AEP and as such exercises voting and/or investment power over shares of capital stock owned by AEP, including the shares of Common Stock held by AEP (the "AEP Shares"). Mr. Buaron is the sole stockholder of Buaron Capital Corporation ("BCC"). BCC is the managing general partner of AEA.
                                    Rodney  Limited   ("Rodney"),   an  indirect
                                    wholly owned  subsidiary of Akros Finanziana
                                    S.p.a.  ("Akros"), is also a general partner
                                    of AEA. As general  partners of AEA, BCC and
                                    Rodney share voting and/or  investment power
                                    over, and may be deemed to beneficially  own
                                    the AEP Shares.  BCC and Rodney disclaim any
                                    beneficial   ownership   of  any  shares  of
                                    capital  stock owned by AEP,  including  the
                                    AEP   Shares.   Through   their   respective
                                    affiliations  with BCC,  Rodney and AEA, Mr.
                                    Buaron and Akros  control  the sole  general
                                    partner  of  AEP  and  therefore   have  the
                                    authority   to   control    voting    and/or
                                    investment  power over, and may be deemed to
                                    beneficially own, the AEP Shares. Mr. Buaron
                                    and Akros disclaim any beneficial  ownership
                                    of  any  AEP  Shares.  Certain  present  and
                                    former  employees  of  First  Atlantic,   an
                                    affiliate of AEP,  owning an additional  412
                                    shares (2.8%) of Class A Voting Stock, have granted AEP the right to vote the shares of Class A Voting Stock beneficially owned by them accordingly, AEP has the right to vote 100% of the voting common stock of CFP Group.


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

                           (6) Represents 1,081 shares of Class B Nonvoting of Amjor Holdings, Inc. ("AHI"). Mr. Cohen, as the sole stockholder of AHI, controls the voting and disposition of the shares owned by AHI and, therefore, is deemed to beneficially own the Class B Nonvoting Stock owned by AHI.

                           (7) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. These shares are within the shares totaling 412 owned by present and former employees of First Atlantic.

         Item 13.          Certain relationships and related transactions

                           CERTAIN TRANSACTIONS

                           Transactions with Certain Stockholders

                                    Effective  December  31,  1996,  the Company
                           entered into a new management consulting agreement with First Atlantic which provides for the annual payment of compensation in the amount of $600,000 plus out of pocket expenses to First Atlantic in exchange for providing management consulting services to the Company and its subsidiaries. Payments under this agreement during fiscal years 1997, 1998 and 1999 were $157,000, $666,000 and $698,000, respectively. Such agreement will continue until December 31, 2003 unless extended pursuant to its terms.

                           Stockholders' Agreement

                                    CFP  Group,  AEP,  NationsCredit  Commercial
                           Corporation,  Richard Griffith,  Robert Gioia,  David
                           Cohen, Eric Ek and the other Stockholders named therein entered into a Stockholders' Agreement (the "Stockholders' Agreement") dated as of December 31, 1996, which contains certain restrictions with respect to the transfer of CFP Group's capital stock, certain rights granted by CFP Group with respect to such shares and certain voting and other arrangements. The rights and obligations of each party to the Stockholders' Agreement shall terminate as to such stockholder upon the earliest to occur of
                           (i) the transfer of all stock of CFP Group owned by such stockholder, (ii) the twentieth anniversary of the dates of the Stockholders' Agreement, (iii) a sale of all or substantially all of the stock of CFP Group in a single transaction, or (iv) the consummation of an initial public offering of the common stock of CFP Group which results in net proceeds to CFP Group of at least $100 million dollars.

                                    The Corporation and the  Stockholders  shall
                           use its and their best
                           efforts (including any action required to amend the Certificate of Incorporation or By-Laws of the Corporation) to cause the size of the Board to consist of eight directors (or such other number as a Majority in Interest of AEP Stockholders (as defined in the Stockholders Agreement) shall determine) and to provide that, notwithstanding any vacancies, any corporate action taken by the Board of the Corporation must be approved by at least five directors (or such larger number as shall constitute a majority of the Board).

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

                                    In the event that AEP receives an offer from
                           an unaffiliated third party to purchase that number of shares of stock of CFP Group of which constitutes, in the aggregate, more than 50% of the total number of shares then outstanding, AEP shall not transfer any stock unless the terms of such offer are extended to the other stockholders and the other stockholders are given the opportunity to participate on a pro rata basis in such sale.

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

                           3)       Exhibits

                                    The following Exhibits are filed as a part of, or incorporated by reference into this report:

                                    3.1      Amended and Restated Certificate of
                                             Incorporation   of   CFP   Holdings
                                             (incorporated   by   reference   to
                                             Exhibit  3.1  of  the   Registrants
                                             Registration  Statement on Form S-4
                                             (File Nos. 333-23893, 333-23893-01,
                                             333-23893-02 and 333-23893-03  (the
                                             "S-4 Registration Statement").

                                    3.2      By-laws     of     CFP     Holdings
                                             (incorporated   by   reference   to
                                             Exhibit 3.2 of the S-4 Registration
                                             Statement).

                                    3.3      Amended and Restated Certificate of
                                             Incorporation    of    CFP    Group
                                             (incorporated   by   reference   to
                                             Exhibit 3.3 of the S-4 Registration
                                             Statement).

                                    3.4      By-Laws of CFP Group  (incorporated
                                             by  reference to Exhibit 3.4 of the
                                             S-4 Registration Statement).

                                    3.5      Amended and Restated Certificate of
                                             Incorporation of QFAC (incorporated
                                             by  reference to Exhibit 3.5 of the
                                             S-4 Registration Statement).

                                    3.6      By-laws  of QFAC  (incorporated  by
                                             reference to Exhibit 3.6 of the S-4
                                             Registration Statement).

                                    3.7      Amended  and  Restated  Articles of
                                             Incorporation   of   Custom   Foods
                                             (incorporated   by   reference   to
                                             Exhibit 3.7 of the S-4 Registration
                                             Statement).

                                    3.8      By-laws     of     Custom     Foods
                                             (incorporated   by   reference   to
                                             Exhibit 3.8 of the S-4 Registration
                                             Statement).

                                    4.1      Indenture  dated  January 28, 1997,
                                             among  CFP  Holdings,   CFP  Group,
                                             Custom   Foods,   QFAC  and  United
                                             States  Trust  Company of New York,
                                             as    Trustee    (the    "Trustee")
                                             (including  the  form  of  Note  as
                                             Exhibit  A and the  other  exhibits
                                             thereto) (incorporated by reference
                                             to   Exhibit   4.1   of   the   S-4
                                             Registration Statement).

                                    4.2      Registration Rights Agreement dated
                                             January    28,   1997   among   CFP
                                             Holdings,  CFP Group, Custom Foods,
                                             QFAC, NCMI and DLJ (incorporated by
                                             reference to Exhibit 4.2 of the S-4
                                             Registration Statement).

                                    10.1     Securities Purchase Agreement dated
                                             December   31,   1996,   among  CFP
                                             Holdings,  Quality Foods, L.P., the
                                             Partners  of Quality  Foods,  L.P.,
                                             certain    additional    beneficial
                                             owners of Quality Foods,  L.P., the
                                             Stockholders   of   QFAC   and  the
                                             stockholders  of QF Management Corp
                                             (incorporated   by   reference   to
                                             Exhibit    10.1    of    the    S-4
                                             Registration Statement).

                                    10.2     Employment agreement dated December
                                             31, 1996,  between CFP Holdings and
                                             David   Cohen    (incorporated   by
                                             reference  to  Exhibit  10.2 of the
                                             S-4 Registration Statement).

                                    10.3     Employment Agreement dated December
                                             31, 1996  between CFP  Holdings and
                                             Eric   W.   Ek   (incorporated   by
                                             reference  to  Exhibit  10.3 of the
                                             S-4 Registration Statement).

                                    10.4     Employment Agreement dated December
                                             31, 1996  between CFP  Holdings and
                                             Robert D. Gioia (incorporated by
                                             reference  to  Exhibit  10.4 of the
                                             S-4 Registration Statement).

                                    10.5     Employment Agreement dated December
                                             31, 1996  between CFP  Holdings and
                                             Richard W.  Griffith  (incorporated
                                             by reference to Exhibit 10.5 of the
                                             S-4 Registration Statement).

                                    10.7     Management   consulting   agreement
                                             dated December 31, 1996 between CFP
                                             Holdings    and   First    Atlantic
                                             Capital,        Ltd.       ("FACL")
                                             (incorporated   by   reference   to
                                             Exhibit    10.7    of    the    S-4
                                             Registration Statement).

                                    10.8     Investment  Banking Agreement dated
                                             March 1, 1996, between CFP Holdings
                                             and FACL (incorporated by reference
                                             to   Exhibit   10.8   of  the   S-4
                                             Registration Statement).

                                    10.9     Stockholders'    Agreement    dated
                                             December 31, 1996,  among CFP Group
                                             and  the  stockholders   listed  on
                                             Annex I  thereto  (incorporated  by
                                             reference  to  Exhibit  10.9 of the
                                             S-4 Registration Statement).

                                    10.10    Standard   Industrial  Lease  dated
                                             April 7,  1981,  between  Philip E.
                                             Bauer  Properties  and Best Western
                                             Foods,  Inc.   (including  material
                                             Amendments  and Addendums  thereto)
                                             (incorporated   by   reference   to
                                             Exhibit    10.10    of   the    S-4
                                             Registration Statement).

                                    10.11    Standard   Industrial    Lease--Net
                                             dated   November  3,  1991,   among
                                             William   I.   Altshuler,    Maxine
                                             Altshuler  and  Center of the Plate
                                             Foods  Inc.   (including   material
                                             Amendments  and Addendums  thereto)
                                             (incorporated   by   reference   to
                                             Exhibit    10.11    of   the    S-4
                                             Registration Statement).

                                    10.12    Lease Agreement dated September 30,
                                             1994,  between CFP  Associates  and
                                             Custom  Foods  (Including  Material
                                             Amendments  and Addendums  thereto)
                                             (incorporated   by   reference   to
                                             Exhibit    10.12    of   the    S-4
                                             Registration Statement).

                                    10.13    Employment Agreement dated March 9,
                                             1998 between CFP Holdings, Inc. and
                                             William G. Del Chiaro (incorporated
                                             by reference to Exhibit 10.2 of the
                                             Registrants  Form 10-K for the year
                                             ended March 31, 1998).

                                    10.14    Amendment No. 1 dated September 15,
                                             1997   to   Employment    Agreement
                                             between  CFP  Holdings,   Inc.  and
                                             David   Cohen    (incorporated   by
                                             reference  to  Exhibit  10.3 of the
                                             Registrants  Form 10-K for the year
                                             ended March 31, 1998).

                                    10.15    Loan and Security  Agreement  Dated
                                             May 5, 1998 between  Fleet  Capital
                                             Corporation and CFP Holdings,  Inc.
                                             (incorporated   by   reference   to
                                             Exhibit  10.1  of  the  Registrants
                                             Form 10-K for the year ended  March
                                             31, 1998).

                                    10.16    Trademark    Collateral    Security
                                             Agreement dated May 5, 1998 between
                                             QF Acquisition Corp. (d/b/a Quality
                                             Foods),     and    Fleet    Capital
                                             Corporation (Filed herewith).

                                    10.17    Patent     Collateral      Security
                                             Agreement dated May 5, 1998 between
                                             QF Acquisition Corp. (d/b/a Quality
                                             Foods and Fleet Capital Corporation
                                             (Filed herewith).

                                    10.18    Patent Assignment of Security dated
                                             May 5, 1998 between QF  Acquisition
                                             Corp. and Fleet Capital Corporation
                                             (Filed herewith).

                                    10.19    Pledge  Agreement dated May 5, 1998
                                             between  CFP  Holdings,   Inc.  and
                                             Fleet  Capital  Corporation  (Filed
                                             herewith).

                                    10.20    Pledge  Agreement dated May 5, 1998
                                             between CFP Group,  Inc.  and Fleet
                                             Capital      Corporation     (Filed
                                             herewith).

                                    10.21    Consulting Agreement dated June 30,
                                             1998 between CFP Holdings, Inc. and
                                             Robert D.  Gioia  (incorporated  by
                                             reference  to  Exhibit  10.1 of the
                                             Registrants   Form   10-Q  for  the
                                             quarter ended September 30, 1998).

                                    10.22    CFP   Holdings,   Inc.  1995  Stock
                                             Option  Plan  dated  March 1,  1995
                                             (Filed herewith).

                                    10.23    CFP Group Inc.  1998  Stock  Option
                                             Plan    dated    July   15,    1998
                                             (incorporated   by   reference   to
                                             Exhibit  10.2  of  the  Registrants
                                             Form  10-Q  for the  quarter  ended
                                             September 30, 1998).

                                    12.1     Computation of Ratio of Earnings to
                                             Fixed Charges (Filed herewith).

                                    21       Subsidiaries of the CFP Group, Inc.

                                             CFP Holdings, Inc., A Delaware
                                               Corporation
                                             Custom Food Products, Inc., a
                                               California Corporation
                                             QF Acquisition Corp., a Delaware
                                               Corporation

                                    23.1     Consent  of  Deloitte  & Touche LP,
                                             Independent     auditors     (Filed
                                             herewith).

                                    27       Financial   Data  Schedule   (Filed
                                             herewith).

                           4)       Reports on Form 8-K (None.)

                                    No reports on form 8-K were filed by the Registrants during the last quarter of the period covered by this Report on Form 10-K.

                                    5.       SUPPLEMENTAL   INFORMATION   TO  BE
                                             FURNISHED    WITH   REPORTS   FILED
                                             PURSUANT  TO  SECTION  15(d) OF THE
                                             ACT BY  REGISTRANTS  WHICH HAVE NOT
                                             REGISTERED  SECURITIES  PURSUANT TO
                                             SECTION 12 OF THE ACT.

                                             Except  for a copy of  this  Annual
                                             Report  on  Form  10-K,  no  annual
                                             report   to   securities    holders
                                             covering  the   registrants'   last
                                             fiscal year or proxy  material will
                                             be sent to security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of June, 1999.
                                      CFP GROUP, INC.
                                      By:

                                          --------------------------------------
                                                  William G. Del Chiaro
                                          President and Chief Executive Officer


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the _____ day of June, 1999, by the following persons in the capacities indicated:


                  Name                                    Title
                  ----                                    -----


____________________________________        Chairman of the Board and Director
           Roberto Buaron


____________________________________        President, Chief Executive Officer
       William G. Del Chiaro                and Director


____________________________________        Director
           Robert Gioia


____________________________________        Senior Vice President, Chief
            Eric W. Ek                      Financial Officer, Secretary and
                                            Director (Principal Financial
                                            Officer and Principal
                                            Accounting Officer)


____________________________________        Director
       Richard W. Griffith


____________________________________        Vice Chairman of the Board,
          James A. Long                     Treasurer and Director


____________________________________        Director
          David Cohen


____________________________________        Director
          Andrew Kohn

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of June, 1999.
                                   CFP HOLDINGS, INC.
                                   By:

                                         --------------------------------------
                                                 William G. Del Chiaro
                                         President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the _____ day of June, 1999, by the following persons in the capacities indicated:


                  Name                                   Title
                  ----                                   -----


____________________________________        Chairman of the Board and Director
          Roberto Buaron


____________________________________        President, Chief Executive Officer
      William G. Del Chiaro                 and Director


____________________________________        Director
           Robert Gioia


____________________________________        Senior Vice President, Chief
            Eric W. Ek                      Financial Officer, Secretary and
                                            Director (Principal Financial
                                            Officer and Principal
                                            Accounting Officer)


____________________________________        Director
       Richard W. Griffith


____________________________________        Vice Chairman of the Board,
          James A. Long                     Treasurer and Director


____________________________________        Director
           David Cohen


____________________________________        Director
           Andrew Kohn

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of June, 1999.
                                  CUSTOM FOOD PRODUCTS, INC.
                                  By:

                                          --------------------------------------
                                               William G. Del Chiaro
                                          President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the _____ day of June, 1999, by the following persons in the capacities indicated:


                Name                                   Title
                ----                                   -----


____________________________________        Director
          Roberto Buaron


____________________________________        President, Chief Executive Officer
      William G. Del Chiaro                 and Director


____________________________________        Director
          Robert Gioia


____________________________________        Senior Vice President, Chief
           Eric W. Ek                       Financial Officer, Secretary and
                                            Director (Principal Financial
                                            Officer and Principal
                                            Accounting Officer)


____________________________________        Director
       Richard W. Griffith


____________________________________        Chairman of the Board and Director
         James A. Long

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of June, 1999.
                                      QF ACQUISITION CORP.
                                      By:

                                          --------------------------------------
                                                 William G. Del Chiaro
                                          President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the _____ day of June, 1999, by the following persons in the capacities indicated:


                Name                                    Title
                ----                                    -----


____________________________________        Director
          Roberto Buaron


____________________________________        President, Chief Executive Officer
       William G. Del Chiaro                and Director


____________________________________        Director
           Robert Gioia


____________________________________        Senior Vice President, Chief
            Eric W. Ek                      Financial Officer, Secretary and
                                            Director (Principal Financial
                                            Officer and Principal
                                            Accounting Officer)


____________________________________        Chairman of the Board and Director
          James A. Long


____________________________________        Vice Chairman of the Board and
           David Cohen                      Director

--------------------------------------------------------------------------------
    CFP Group, Inc.
    Consolidated Financial Statements for the Year Ended September 30, 1996, the Six Months Ended March 31, 1997 and the Years Ended March 31, 1998 and 1999 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CFP Group, Inc.:

We have audited the accompanying consolidated balance sheets of CFP Group, Inc. and subsidiaries (the "Company") as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended September 30, 1996, the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1999, and the results of its operations and its cash flows for the year ended September 30, 1996, the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





June 3, 1999


CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1999
----------------------------------------------------------------------------------------------------
                                                                                     March 31,
                                                                                --------------------
ASSETS                                                                            1998       1999
                                                                                   (In Thousands)
CURRENT ASSETS:
  Cash                                                                          $  1,344   $  1,820
  Accounts receivable, net of allowance for doubtful accounts of $115,000 and
    $369,000 at March 31, 1998 and 1999, respectively (Note 2)                    12,007     15,448
  Inventories (Notes 2 and 4)                                                     15,584     16,839
  Prepaid expenses and other current assets                                          890        692
                                                                                --------   --------

            Total current assets                                                  29,825     34,799

PROPERTY AND EQUIPMENT, Net (Notes 2 and 5)                                       27,138     29,922

COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                           68,608     65,195
  Net (Notes 2 and 3)

INTANGIBLE AND OTHER ASSETS, Net (Notes 2 and 6)                                   7,508      6,488
                                                                                --------   --------

TOTAL                                                                           $133,079   $136,404
                                                                                ========   ========


CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1999
----------------------------------------------------------------------------------------------------
                                                                                     March 31,
                                                                                --------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          1998       1999
                                                                                   (In Thousands)
CURRENT LIABILITIES:

Current portion of long-term obligations (Note 7)                               $  2,232   $  1,113

Accounts payable                                                                   6,816      8,904

Accrued expenses and other current liabilities                                     5,404      6,689
                                                                                --------   --------

     Total current liabilities                                                    14,452     16,706
                                                                                --------   --------

LONG-TERM OBLIGATIONS (Note 7)                                                   141,267    145,895
                                                                                --------   --------
COMMITMENTS AND CONTINGENCIES (Notes 12)

REDEEMABLE COMMON STOCK (Note 9)                                                   2,319      2,319
                                                                                --------   --------
Preferred stock, $.01 par value; 6,472 shares authorized;
  none issued and outstanding
Voting common stock - Class A,  $.01 par value; 100,000 shares
  authorized; 14,705 shares issued and outstanding                                 3,196      3,196
Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized; 11,241 shares (inclusive of 3,011 shares classified as
  redeemable common stock) issued and outstanding                                  2,204      2,204
Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized; 3,059 shares (inclusive of 2,162 shares classified as
  redeemable common stock) issued and outstanding                                    623        623
Stockholders' notes receivable                                                      (203)      (203)
Accumulated deficit                                                              (30,779)   (34,336)
                                                                                --------   --------

     Total stockholders' deficiency                                              (24,959)   (28,516)
                                                                                --------   --------

TOTAL                                                                           $133,079   $136,404
                                                                                ========   ========


CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 1996, SIX MONTHS ENDED MARCH 31, 1997 AND
YEARS ENDED MARCH 31, 1998 AND 1999
-----------------------------------------------------------------------------------------
                                                       Six
                                                      Months           Year Ended
                                       Year Ended     Ended             March 31,
                                      September 30,  March 31,    ---------------------
                                          1996         1997         1998        1999
                                                       (In Thousands)
SALES (Note 2)                          $  65,996    $  60,529    $ 181,378    $ 183,164

COST OF SALES                              53,818       52,276      152,484      147,518
                                        ---------    ---------    ---------    ---------

GROSS PROFIT                               12,178        8,253       28,894       35,646

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 8 and 13)                  5,512        7,474       17,156       20,411

OTHER CHARGES (Note 8)                      4,996
                                        ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                      1,670          779       11,738       15,235

INTEREST EXPENSE (Note 7)                   3,232        4,681       17,236       17,322
                                        ---------    ---------    ---------    ---------

LOSS BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES AND EXTRAORDINARY ITEM      (1,562)      (3,902)      (5,498)      (2,087)

(BENEFIT) PROVISION FOR INCOME
  TAXES (Notes 2 and 11)                     (409)        (541)          30          467
                                        ---------    ---------    ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM             (1,153)      (3,361)      (5,528)      (2,554)

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT (Note 7)                       (4,489)                   (1,003)
                                        ---------    ---------    ---------    ---------

NET LOSS                                $  (1,153)   $  (7,850)   $  (5,528)   $  (3,557)
                                        =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLERS' EQUITY (DEFICIENCY)
YEAR ENDED SEPTEMBER 30, 1996, SIX MONTHS ENDED MARCH 31, 1997 AND
YEARS ENDED MARCH 31, 1998 AND 1999
----------------------------------------------------------------------------------------------------------------------------
                                                       Nonvoting-       Nonvoting-
                                   Voting Class A-      Class A         Class B                     Retained
                                    Common Stock     Common Stock     Common Stock    Shareholder   Earnings
                                    ------------     ------------     ------------      Notes      (Accumulated
                                  Shares   Amount   Shares   Amount  Shares   Amount  Reveivable      Deficit)       Total
                                                                    (Dollars in Thousands)
BALANCE, SEPTEMBER 30, 1995       14,705   $3,196    2,725   $  592                                 $  2,096       $  5,884
 Net loss                                                                                             (1,153)        (1,153)
 Redeemable preferred dividends                                                                          (94)           (94)
 Increase in carrying value of stock
   warrant purchase obligations                                                                         (617)          (617)
                                  ------   ------    -----   ------     ---    -----    ------      --------        --------

BALANCE, SEPTEMBER 30, 1996       14,705    3,196    2,725      592                                      232          4,020

 Net loss                                                                                             (7,850)        (7,850)
 Redeembale preferred dividends                                                                          (27)           (27)
 Increanse in carrying value of stock
   warrant purchase obligations                                                                         (207)          (207)
 Exercise of stock warrants                          4,538    1,723                                                   1,723
 Exercise of stock options                           7,487    2,163                                                   2,163
 Issuance of common stock                                1        1   3,321   $2,305    $ (343)                       1,963
 Repayment of stock notes                                                                    6                            6
 Repurchase of common stock                         (3,510)  (1,456)                                                 (1,456)
 Distribution to stockholders                                                                        (17,399)       (17,399)
 Shares reclassified to redeemable
   common stock                                     (3,011)    (819) (2,162)  (1,500)                                (2,319)
                                  ------   ------    -----   ------     ---    -----    ------      --------        --------

BALANCE, MARCH 31, 1997           14,705    3,196    8,230    2,204   1,159      805      (337)      (25,251)       (19,383)

 Issuance of common stock and
   grant of note receivable                                              72       50       (35)                          15
 Repurchase of common stock and
   cancellation of note receivable                                     (334)    (232)      169                          (63)
 Net loss                                                                                             (5,528)        (5,528)
                                  ------   ------    -----   ------     ---    -----    ------      --------        --------
BALANCE, MARCH 31, 1998           14,705    3,196    8,230    2,204     897      623      (203)      (30,779)       (24,959)

 Net loss                                                                                             (3,557)        (3,557)
                                  ------   ------    -----   ------     ---    -----    ------      --------        --------

BALANCE, MARCH 31, 1999           14,705   $3,196    8,230   $2,204     897   $  623    $ (203)     $(34,336)      $(28,516)
                                  ======   ======    =====   ======     ===    =====    ======      ========        ========

See accompanying notes to consolidated financial statements.


CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 1996, SIX MONTHS ENDED MARCH 31, 1997 AND
YEARS ENDED MARCH 31, 1998 AND 1999
---------------------------------------------------------------------------------------------------------
                                                                            Six
                                                                          Months          Year Ended
                                                             Year Ended    Ended           March 31,
                                                            September 30, March 31, ---------------------
                                                              1996         1997       1998        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (1,153)   $ (7,850)   $ (5,528)   $ (3,557)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                              2,088       2,236       6,732       6,733
    Amortization of deferred financing costs and
      original issue discount                                    630         389       1,283       1,199
    Deferred income taxes                                        (10)       (546)
    Loss (gain) on sale of equipment                                                      15          (9)
    Extraordinary loss on early extinguishment of debt                     4,489                   1,003
    Changes in assets and liabilities, net of the effects
      from the acquisition of Quality Foods LP:
      Accounts receivable                                       (658)       (170)     (1,288)     (3,441)
      Inventories                                               (479)      1,802      (4,378)     (1,255)
      Prepaid expenses and other current assets                  324        (963)      1,636         198
      Accounts payable                                            84         289       1,852       2,088
      Accrued expenses and other current liabilities            (691)      3,801         337       1,285
                                                              ------     -------      ------      ------
           Net cash provided by operating activities             135       3,477         661       4,244
                                                              ------     -------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                       (1,432)     (1,674)     (4,497)     (6,104)
  Proceeds from sale of property and equipment                                44       1,137           9
  Acquisition of Quality Foods LP                                        (65,647)
  Other assets                                                  (379)        (16)       (394)       (548)
                                                              ------     -------      ------      ------
           Net cash used in investing activities              (1,811)    (67,293)     (3,754)     (6,643)
                                                              ------     -------      ------      ------

See accompanying notes to consolidated financing statements.

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 1996, SIX MONTHS ENDED MARCH 31, 1997 AND
YEARS ENDED MARCH 31, 1998 AND 1999
-------------------------------------------------------------------------------------------------------
                                                                     Six
                                                                     Months         Year Ended
                                                      Year Ended     Ended           March 31,
                                                     September 30,  March 31,   ----------------------
                                                        1996          1997          1998           1999
                                                                        (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving loan facility            $   9,725    $  14,821    $  23,000    $  21,263
  Repayment of revolving loan facilities                 (9,975)     (15,821)     (18,500)     (20,500)
  Proceeds from issuance of long-term debt                5,681      218,500                    12,500
  Repayment of long-term debt and capitalized lease
    obligations                                          (3,120)    (122,847)      (1,847)      (9,754)
  Deferred financing costs                                           (11,455)        (308)        (634)
  Proceeds from sale of common stock                                     157           15
  Purchase of redeemable preferred stock                   (143)      (1,207)
  Collection of shareholder notes receivable                               6            1
  Purchase of common stock                                              (692)         (63)
  Distributions to shareholders                                      (16,000)
                                                      ---------    ---------    ---------    ---------

          Net cash provided by financing activities       2,168       65,462        2,298        2,875
                                                      ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                             492        1,646         (795)         476

CASH, BEGINNING OF PERIOD                                     1          493        2,139        1,344
                                                      ---------    ---------    ---------    ---------

CASH, END OF PERIOD                                   $     493    $   2,139    $   1,344    $   1,820
                                                      =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid (received) during the year for:
    Interest                                          $   2,265    $   2,099    $  15,386    $  16,128
    Income taxes                                                         (93)          33          403

See accompanying notes to consolidated financial statements.
                                                                                            (Continued)


CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 1996, SIX MONTHS ENDED MARCH 31, 1997 AND
YEARS ENDED MARCH 31, 1998 AND 1999
------------------------------------------------------------------------------------------------------------------
                                                                                  Six
                                                                                 Months          Year Ended
                                                                Year Ended       Ended            March 31,
                                                               September 30,   March 31,   ----------------------
                                                                  1996            1997         1998          1999
                                                                                   (In Thousands)
SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITY:
  Acquisition of property and equipment through
    capital leases                                              $ 1,577                     $ 1,019
  Accrued dividends on redeemable preferred stock                    94        $    27
  Issuance of common stock in exchange for equity
    interest in Quality Foods LP                                                 1,500
  Issuance of employee notes in exchange for nonvoting
    Class B common stock                                                           343           35
  Exercise price of stock options for which the cost to
    exercise was deducted from the distribution to
    stockholders                                                                 1,399
  Issuance of nonvoting Class B common stock to
    a financial institution for services rendered in
    1997 and to an employee in 1998                                                305           50



  During the year ended September 30, 1996 and the six months ended March 31, 1997, the carrying value of stock warrant purchase obligations increased by $617,000 and $207,000, respectively, with a corresponding charge to retained earnings. During the six months ended March 31, 1997, the stock warrant purchase obligations with a carrying value of $1,723,000 were redeemable for nonvoting Class A common stock.

  On December 31, 1996, the Company acquired all of the equity interests in Quality Foods LP and its two general partners, which are now operated as QF Acquisition Corp. ("Quality Foods") for a purchase price of $65.6 million (see
  Note 3).

See accompanying notes to consolidated financial statements.
                                                                                          (Concluded)

CFP GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED SEPTEMBER 30, 1996, SIX MONTHS ENDED MARCH 31, 1997 AND
YEARS ENDED MARCH 31, 1998 AND 1999
--------------------------------------------------------------------------------


1.    BUSINESS

      CFP Group, Inc. (the "Company") was incorporated on November 26, 1996 as New CFP Holdings, Inc. and subsequently changed its name to CFP Group, Inc. The Company was formed to recapitalize CFP Holdings, Inc. On December 31, 1996, each person owning capital stock (or options to acquire capital stock) of CFP Holdings, Inc. exchanged his/her equity interests for equivalent interests of capital stock (or options to acquire capital stock) of the Company. Accordingly, these consolidated financial statements include the historical results of CFP Holdings, Inc. for all periods presented. CFP Group, Inc. and CFP Holdings, Inc. are companies that have no operations or assets separate from their investments in their respective subsidiaries and rely on CFP Holdings, Inc.'s subsidiaries for their cash flows.

      CFP Group, Inc., through its wholly owned subsidiaries, develops, manufactures and markets precooked and uncooked meat products sold primarily to manufacturers of branded and private label packaged foods, foodservice distributors, and restaurants.

      On December 31, 1996, the Company acquired all of the equity interests in Quality Foods LP. Quality Foods is a Pennsylvania-based manufacturer primarily of pre-cooked and uncooked, thinly sliced beef used in "Philadelphia-style" steak sandwiches. The financial statements include the operations of Quality Foods from the date of acquisition (see Note 3).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CFP Group, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Periods - During March 1997, the Company changed its year-end from the Saturday closest to September 30 to the Saturday closest to March 31. All full years presented are 52 weeks; the six-month period ended March 31 consists of 26 weeks. For clarity of presentation, the Company describes its prior year-ends as September 30 and its prior quarter-end and current year-end as March 31. The Company's fiscal quarter-end is the Saturday closest to the calendar quarter-end.

      Revenue Recognition - The Company recognizes revenue as products are shipped.

      Concentration of Credit Risk - Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company has one significant customer that accounted for more than 10% of its sales. Sales to this customer totaled 40%, 23%, 15% and 13% of total sales for the year ended September 30, 1996, the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999, respectively. Accounts receivable from this customer totaled 7% and 9% of total accounts receivable at March 31, 1998 and 1999, respectively. In addition, pursuant to franchise supply agreements with two different international franchising operations, the Company sells products to authorized distributors, who in turn sell these products to two franchising operations. During the year ended September 30, 1996, the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999, approximately 45%, 46%, 46% and 46% of sales, respectively, were to such distributors.

      Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Property and Equipment - Property and equipment are stated at cost. The Company uses the straight-line method of depreciation and amortization for buildings and leasehold improvements and both the straight-line and double-declining methods for all other property and equipment. Depreciation is provided for over the estimated useful lives of the related assets, ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

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

      Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is amortized over periods of 20 to 40 years. Accumulated amortization was $5,332,000 and $8,745,000 as of March 31, 1998 and 1999,
      respectively (see Note 3).

      Income Taxes - Deferred income taxes are determined based on temporary differences between the financial reporting and income tax bases of assets and liabilities at the balance sheet date, multiplied by the applicable tax rates. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

      Fair Value of Financial Instruments - The fair value of financial instruments, other than long-term debt, closely approximates their carrying values because of their short-term maturity. The estimated fair value of long-term debt, including current maturities, based on references to quoted market prices was below its carrying value by approximately $18.9 million and $1.2 million as of March 31, 1999 and 1998, respectively.

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

      Reclassification - Certain reclassifications were made to prior year statements to conform to the current year presentation.

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



      The fair value of the assets acquired was $95.4 million, the cash paid was $65.6 million, the fair value of common stock issued was $1.5 million, and liabilities assumed or paid upon the acquisition were $28.3 million.

4.    INVENTORIES

      Inventories consisted of the following:

                                               March 31,
                                        -------------------------
                                          1998           1999
                                            (In Thousands)

     Raw materials                     $  5,655       $  5,820
     Work-in-process                      3,470          3,773
     Finished goods                       6,710          7,918
                                       --------       --------

     Total                               15,835         17,511
     Reserve                               (251)          (672)
                                       --------       --------

     Inventory, net                    $ 15,584       $ 16,839
                                       ========       ========

5.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                March 31,
                                         ---------------------
                                           1998        1999
                                             (In Thousands)

         Land                            $    376    $    376
         Building                          19,171      19,550
         Machinery and equipment           11,269      15,872
         Office furniture and fixtures        759       1,288
         Leasehold improvements             2,531       2,110
         Construction in progress              80         371
                                         --------    --------

         Total                             34,186      39,567
         Accumulated depreciation          (7,048)     (9,645)
                                         --------    --------
         Property and equipment, net     $ 27,138    $ 29,922



6.    INTANGIBLES AND OTHER ASSETS

      Intangible and other assets consisted of the following:

                                                  March 31,
                                            ---------------------
                                              1998         1999
                                                (In Thousands)

         Deferred financing costs           $ 12,539    $  7,835
         Other assets                            568       1,116
                                            --------    --------
         Total                                13,107       8,951
         Accumulated amortization             (5,599)     (2,463)
                                            --------    --------
         Intangible and other assets, net   $  7,508    $  6,488

7.    LONG-TERM OBLIGATIONS

      Long-term obligations consisted of the following:
                                                                                               March 31,
                                                                                        -----------------------
                                                                                           1998          1999
                                                                                             (In Thousands)
Senior notes payable, interest at 11.625%, payable semiannually, principal due
  January 2004                                                                           $ 115,000    $ 115,000
Term note payable to a bank, interest at a reference rate (7.75% at March 31, 1999) or eurodollar rate (5.06% at March 31, 1999) plus 2.25%, interest payable monthly,
  principal payable on May 1, 2002                                                           9,000       10,000
Revolving loan payable to a bank, interest at a reference rate (7.75% at
  March 31, 1999) or eurodollar rate (5.06% at March 31, 1999)
  plus 2.25%,  interest payable monthly, expires May 1, 2002                                 5,000        5,763
Term note payable to a bank, interest at a reference rate (7.75% at March 31, 1999) or eurodollar rate (5.06%) at March 31,1999) plus 2.25%, interest payable monthly,
  principal quarterly at $89,285.72, principal payable January through February 2006                      2,500
Revenue bond payable to a government financing authority, interest at a reference rate (5.0% at March 31, 1999) not to exceed 18%, payable monthly, principal payable annually at $100,000, increasing to $400,000 through
  December 2014                                                                              4,200        4,100
Notes payable to a government agency, interest at 2%, payable monthly through April 2012, collateralized in a second position on the Company's
  Philadelphia facility                                                                      1,649        1,545
Note payable to a government agency, interest at 0.5%, payable monthly beginning February 1999 through July 2005, principal and interest payable in equal monthly installments from August 2005 through January 2012, collateralized in a shared third position on the Company's Philadelphia
  facility                                                                                   1,000        1,000
Notes payable to a government agency, interest at 5.25%, payable monthly with principal through March 2012, collateralized in a shared first
  position on the Company's Philadelphia facility                                              710          678
Notes payable to a government agency, interest at 2%, payable with principal
  monthly through April 2001                                                                   306          206
Capital lease obligations payable in varying monthly installments through 2021, collateralized by buildings and equipment with a net book value of $6,317,000
  and $5,787,000 at March 31, 1998 and 1999, respectively                                    6,634        6,216
                                                                                         ---------    ---------
Total                                                                                      143,499      147,008
Current portion                                                                             (2,232)      (1,113)
                                                                                         ---------    ---------
Long-term debt                                                                           $ 141,267    $ 145,895
                                                                                         =========    =========

      The senior notes payable are senior unsecured obligations that rank pari passu in the right of payment with all other existing and future senior debt of the Company. The senior notes payable provide limitations on the sale or transfer of the Company's subsidiaries and also provide for the holders of the notes to require the Company to purchase the notes upon a change in control of the Company. The senior notes payable contain certain financial covenants, including limitations on incurring additional debt, payments to stockholders, capital stock transactions and transactions with affiliates. At March 31, 1999, no amounts were available for dividend payments. The Company may redeem the notes prior to maturity, subject to certain redemption premiums. The senior notes payable are obligations of CFP Holdings and are, jointly and severally, unconditionally guaranteed in full by CFP Group and each of CFP Holdings' subsidiaries.

      In May 1998, the Company entered into a $40.0 million loan and security agreement (the "Loan and Security Agreement") with a financial institution providing for revolving credit loans (the "Revolver") and term loan options. Maximum borrowings under the Revolver cannot exceed $40.0 million, limited to a borrowing base and other limitations, including amounts outstanding under term loans, letters of credit and other borrowing instruments under the Loan and Security Agreement. At March 31, 1999, the Company had $5.76 million outstanding under the revolver and $10.0 million outstanding under term loans. All amounts outstanding under the Loan and Security Agreement become due and payable in May 2002.

      The Company repaid all amounts outstanding under an existing bank borrowing arrangement with advances under the Loan and Security Agreement. In connection with this repayment the Company recorded an extraordinary loss on the extinguishment of debt of $1,003,000, which primarily consisted of unamortized deferred financing costs.

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

      As part of the acquisition of Quality Foods, the Company borrowed $76.0 million under term loans and $25.0 million under bridge notes. The bridge notes, $66.0 million of the term notes, and certain other long-term obligations were repaid upon the issuance of the senior notes payable, resulting in an extraordinary loss of $4.5 million. No income tax benefit was allocated to the extraordinary loss, as the Company's income tax benefit was fully allocated to the loss from operations.

      Minimum principal payments of long-term obligations as of March 31, 1999 are as follows:

      Year Ending                                           1999
       March 31,                                       (In Thousands)

         2000                                             $ 1,113
         2001                                               1,106
         2002                                               1,064
         2003                                              16,571
         2004                                             115,818
         Thereafter                                        11,336
                                                        ---------
         Total                                          $ 147,008
                                                        =========


8.    RELATED PARTY TRANSACTIONS

      The Company had a sales brokerage agreement with a stockholder under which the stockholder was paid a specified commission based on sales of certain products to certain customers. The agreement was terminated in January 1996 for a fee of $4,996,000. Commission expense under this agreement was $570,000 for the year ended September 30, 1996. Upon termination of the sales brokerage agreement, the Company entered into a consulting agreement that provided for a one-year contract with an option to extend for one additional year. The consulting agreement provided for annual payments of $100,000 with an additional bonus of $100,000 at the discretion of the Company. During 1996, the Company paid $100,000. During December 1996, the Company purchased all 865 nonvoting Class A common shares owned by this stockholder for $692,000.

      Effective December 31, 1996, the Company entered into a new management consulting agreement with an affiliate of a stockholder under which the Company is obligated to pay $600,000 per year plus expenses through December 2003, at which time the agreement is automatically extended annually, until terminated by the Company or the stockholder. Consulting expense under this and a preceding agreement was $400,000, $292,000, $666,000 and $736,000, including reimbursed expenses, for the year ended September 30, 1996, the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999, respectively. The Company paid an investment banking fee of $750,000 to the same affiliate of a stockholder upon consummation of a 1996 acquisition.

      The Company and certain of its shareholders have entered into a shareholder agreement that restricts the transfer or sale of the Company's stock. Among other provisions, the shareholder agreement provides for the right of first refusal upon sale of the stock in addition to providing for the election of certain directors of the Company.

      The Company has entered into employment agreements with certain of its executive officers, which expire at various dates through December 2001. Such agreements provided for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses, which are payable if specified management goals are attained, and for the issuance of stock options. The aggregate commitment for future salaries and minimum bonuses at March 31, 1999, was approximately $1.5 million through December 2001. Additionally, the Company has entered into consulting agreements with key individuals, which expire at various dates through December 2001, and total commitment for future salaries of approximately $600,000.

9.    REDEEMABLE COMMON STOCK

      In December 1996, in connection with the execution of certain employment agreements (see Note 8), three management shareholders were granted the right to sell certain shares of common stock and shares to be issued upon the exercise of certain stock options back to the Company. The management shareholders have the right to sell these shares upon the occurrence of certain employment-related events, which include termination without cause, termination for nonrenewal of employment agreement and involuntary termination. With respect to 3,011 shares of redeemable nonvoting - Class A common stock, the redemption price is determined by a formula specified in the agreement. With respect to 2,162 shares of redeemable nonvoting Class B common stock, the redemption price is the fair value of shares or in certain circumstances the higher of the price paid for the stock or the fair value. The redemption amounts are payable in cash or, in certain circumstances, subordinated notes payable. With respect to the 3,011 shares, in certain circumstances, the Company has the right to purchase the stock from the management shareholder at a formula-driven price as determined in the agreement.

      The redeemable common stock was initially recorded at its fair value at the date the common stock was issued. Adjustments to the carrying value of the redeemable common stock are recorded when the redemption value exceeds the carrying value. As of March 31, 1999, no change in the carrying value was necessary.

10.   STOCK OPTION PLAN

      In connection with the recapitalization (see Note 1), the Company assumed all obligations of CFP Holdings under the CFP Holdings Stock Option Plan (the "1995 Stock Option Plan"). Under the plan, which is administered by the Board of Directors, 11,586 shares of nonvoting common stock were reserved for the issuance of incentive stock options or nonqualified stock options to directors, employees and consultants of the Company. The price, terms and conditions of each issuance are determined based on the provisions of the plan. During the year ended September 30, 1995, 11,239 options were granted at an exercise price of $289 per share, of which 7,437 options were exercisable as of September 30, 1996. In December 1996, 7,487 options at $289 per share were exercised for nonvoting common stock. Thereafter, the Company repurchased 2,645 shares of these newly issued shares for $2.1 million less the exercise cost of $764,000 for net cash paid of $1,352,000 that was recorded as compensation expense. During fiscal year 1999 there were no options granted or shares exercised relating to the 1995 Stock Option Plan. As of March 31, 1999, 2,206 vested options at an exercise price of $289 per share, expiring 2002, were outstanding.

      In June 1998 the Company's Board of Directors, adopted a new incentive stock option plan (the "1998 Stock Option Plan"), which allows the grant of both incentive stock options and nonqualified stock options to key employees of the Company. A total of 5,525 shares of nonvoting common stock has been authorized and reserved for issuance under this plan. As of March 31, 1999, 4,862 options had been granted at an exercise price of either $289 or $694. As of March 31, 1999, all stock options granted and outstanding under the 1998 Stock Option Plan were unvested.

      The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As such, compensation cost has been recognized under its stock-based compensation plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees." The estimated fair value of options granted under the 1995 Stock Option Plan and the 1998 Stock Option Plan pursuant to SFAS No. 123 was $664,000 and $50,000, respectively. Had compensation cost for the Company's stock option plan been determined based on their fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net loss would have been $1.3 million, $8.0 million, $5.7 million and $3.7 for the year ended September 30, 1996, the six months ended March 31, 1997 and the years ended March 31, 1998 and 1999, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the 1995 and 1998 plans, respectively: dividend yield and volatility of zero for both years, a risk-free interest rate of 6.28% and 5.48%, and expected option lives of 3.7 and 5 years.

11.   INCOME TAXES

      The (benefit) provision for income taxes consisted of the following:


                                                Six Months    Year Ended
                                    Year Ended    Ended        March 31
                                  September 30,  March 31   --------------
                                       1996        1997     1998     1999
                                                  (In Thousands)

         Current:
           Federal                    $(401)
           State                          2        $   5    $  30    $ 467
                                      -----        -----    -----    -----
                                       (399)           5       30      467
                                      -----        -----    -----    -----
         Deferred:
           Federal                       39         (427)
           State                        (49)        (119)
                                      -----        -----    -----    -----
                                        (10)        (546)
                                      -----        -----    -----    -----
         Total (benefit) provision    $(409)       $(541)   $  30    $ 467
                                      =====        =====    =====    =====


      The major  elements  contributing  to the  difference  between the federal statutory  income tax rate and the  effective  income tax rate relating to loss before income taxes are as follows:
                                                            Six Months         Year Ended
                                              Year Ended      Ended             March 31,
                                             September 30,   March 31,     --------------------
                                                1996          1997          1998          1999
         Statutory rate                        (35.0)%       (35.0)%       (35.0)%       (35.0)%
         Officer's life insurance and other
           nondeductible expenses                4.0           1.0           2.0           0.6
         Goodwill amortization                   6.4           1.6           1.8           3.2
         State taxes, net                       (1.6)          2.6          (2.0)         10.6
         Valuation allowance                                  23.4          33.2          35.7
                                                ----          ----          ----          ----
         Effective tax rate                    (26.2)%        (6.4)%         0.0 %        15.1 %
                                                ====          ====          ====          ====


      Deferred income taxes consist of the following:
                                                                                        March 31,
                                                      September 30,   -------------------------------------------
                                                         1996           1997              1998             1999
                                                                             (In Thousands)
         Deferred income tax assets:
           Federal net operating loss carryforwards                    $ 2,894          $ 4,747          $ 5,171
           State taxes                                $    26                               160              113
           Accrued vacation                                39              114              113              102
           Expense accruals                                21               38              485              767
           State net operating loss carryforwards          43              627              849              452
           AMT credit carryforward                        189              126              126
           Other                                                                                             106
           Valuation allowances                                         (3,149)          (5,333)          (4,785)
                                                      -------          -------          -------          -------
                                                      $   318          $   650          $ 1,147          $ 1,926
                                                      =======          =======          =======          =======

         Deferred income tax liabilities:
           Depreciation and amortization              $   681          $   405          $ 1,135          $ 1,905
           Prepaid expenses                                51              101               12
           Other                                          131              144                                21
                                                      -------          -------          -------          -------
                                                      $   863          $   650          $ 1,147          $ 1,926
                                                      =======          =======          =======          =======

      At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $14.8 million, of which $3.8 million expire in 2003 and the remaining $11 million expire in 2013 through 2019. At March 31, 1999, the Company had various states operating loss carryforwards of approximately $7.5 million, which expire in the years 2001 through 2019.

      During the six months ended March 31, 1997 and the years ended March 31, 1998 and 1999, the Company established a valuation allowance equal to the net deferred tax asset of $3.1 million, $5.3 million, and $4.8 million, respectively.

12.   COMMITMENTS

      The Company leases its facilities and certain equipment under both capital and noncancelable operating leases that expire through November 2021. Rent expense under operating leases totaled $618,000, $618,000, $444,000 and $1,220,000 for the year ended September 30, 1996, the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999, respectively. Certain of the leases require the payment of related property taxes, insurance, maintenance and other costs.

      Minimum future lease payments under both capital and operating leases, together with the present value of the net minimum lease payments under capital leases as of March 31, 1999, are summarized as follows:

                                                         Capital    Operating
                                                         Leases       Leases
                                                         ------       ------
      March 31,                                             (In Thousands)

       2000                                              $ 1,240       $ 229
       2001                                                1,094         202
       2002                                                1,113         115
       2003                                                  844          53
       2004                                                  841          26
       Thereafter                                         13,754          10
                                                         -------       -----
       Total minimum lease payments                       18,886       $ 635
       Amount representing interest                      (12,670)      =====
                                                         -------
       Present value of net minimum lease payments       $ 6,216
                                                         =======



      The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the Company.

13.   BENEFIT PLAN

      One of the Company's subsidiaries has a defined contribution profit-sharing salary reduction plan covering substantially all of its employees not otherwise covered under a collective bargaining agreement. Company contributions to the profit-sharing plan are determined by the Board of Directors and are a percentage of each participant's compensation. Benefit plan expense recorded by the Company was $98,000 and $266,000 for the years ended March 31, 1998 and 1999, respectively.

14.   SEGMENT INFORMATION

      In fiscal year 1999, the Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131
      requires disclosure of certain information about operating segments, geographic areas in which the Company operates, and major customers. In accordance with SFAS No. 131, the Company has determined it has two operating segments, Custom Food Products and Quality Foods. Each of these segments is managed separately primarily because of geography and differences in products and customer base. Custom Food Products develops, manufactures and markets precooked meat and poultry products sold primarily to manufacturers of branded and private label packaged foods. Custom Food Products is also a major supplier of frozen uncooked beef products to a national franchise operation. Quality Foods is the country's leading manufacturer of thinly sliced beef supplying quick service restaurants, sandwich chains, and family dining establishments.

      Custom Foods Products has one significant customer that represents approximately $14 million, $28 million, and $24 million for the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999, respectively. Additionally, the Company sells products to authorized distributors, who in turn sell these products to two franchising operations. For Custom Food Products one of these franchising operations is significant in total with $21 million, $47 million, and $45 million for the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999, respectively. Quality Foods also has a significant customer franchise with sales of $6 million, $36 million and $39 million for the six months ended March 31, 1997, and the years ended March 31, 1998 and 1999, respectively.

      The accounting policies of these segments are the same as those described in the summary of significant accounting principles. The Company does not maintain separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. In accordance with SFAS No. 131, the Company has prepared the following tables, which present information related to each operating segment included in internal management reports.

                                                     1999
                                                (In Thousands)

                                          Custom       Quality      Corporate
                                           Foods        Foods       and Other     Eliminations      Total
Net sales to external customers           $ 87,676     $ 95,488                                    $ 183,164
Interest expense                               945          394       $ 15,983                        17,322
Depreciation and amortization
  expense                                    1,539        4,910            284                         6,733
Extraordinary item                                                       1,003                         1,003
Segment profit (loss) from
  operations                                11,177        5,055           (997)                       15,235
Long-lived assets                           27,468       87,948        117,959     $ (131,770)       101,605
Total segments assets                       41,245      108,816        118,113       (131,770)       136,404
Capital expenditures                         1,224        4,880                                        6,104


                                                     1998
                                                (In Thousands)


                                           Custom       Quality      Corporate
                                            Foods        Foods       and Other     Eliminations      Total

Net sales to external customers           $ 94,992     $ 86,386                                    $ 181,378
Interest expense                               863        4,490       $ 11,883                        17,236
Depreciation and amortization
  expense                                    2,190        4,197            345                         6,732
Extraordinary item
Segment profit (loss) from
  operations                                 9,555        3,256         (1,073)                       11,738
Long-lived assets                           27,903       75,977        160,086     $ (160,712)       103,254
Total segments assets                       40,848       92,597        160,346       (160,712)       133,079
Capital expenditures                         2,132        3,384                                        5,516



                                                       1997
                                                  (In Thousands)

        Note:  Statement of Operations Information for the Six Months Ended March 31, 1997

                                          Custom       Quality      Corporate
                                           Foods        Foods       and Other     Eliminations      Total
Net sales to external customers           $ 42,254     $ 18,275                                     $ 60,529
Interest expense                             3,405           95       $  3,706       $ (2,525)         4,681
Depreciation and amortization
  expense                                    1,165          247          1,116           (292)         2,236
Extraordinary item                                                       4,489                         4,489
Segment profit (loss) from
  operations                                 3,215          294         (2,730)                          779
Long-lived assets                           28,988       21,018        137,767        (81,675)       106,098
Total segments assets                       40,751       34,163        139,583        (81,675)       132,822
Capital expenditures                         1,459          215                                        1,674

There is no segment disclosure for the year ended September 30, 1996, as Custom Food Products was the Company's only segment prior to the December 31, 1996 acquisition of Quality Foods.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial information for the quarterly periods for the years ended March 31, 1998 and 1999.

                                                                            1999
                                               -------------------------------------------------------------
                                                  June 30       September 30    December 31     March 31
                                                                       (In Thousands)
Net sales                                            $ 44,276        $ 45,070       $ 46,137       $ 47,682
Gross profit                                            8,173           9,108          8,761          9,605
Income from operations                                  3,201           4,274          3,913          3,801
Loss before income taxes                               (1,142)            (79)          (393)          (472)
Net loss                                               (2,195)           (260)          (393)          (708)


                                                                            1998
                                               -------------------------------------------------------------
                                                  June 30       September 30    December 31     March 31
                                                                       (In Thousands)

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


16.   SUMMARIZED FINANCIAL INFORMATION

      The full financial statements of each of the other co-guarantors of the senior notes payable (see Note 7) have not been provided because the Company's management believes that the presentation of full financial statements is not material to investors. Summarized financial information of CFP Group, Inc. and CFP Holdings, Inc. as of March 31, 1999 and 1998 is as follows:

                                                                             March 31, 1999
                                                     ----------------------------------------------------------
                                                        CFP
                                                      Holdings          CFP                        CFP Group,
                                                        Inc.           Group,                         Inc.
                                                    Consolidated        Inc.       Eliminations   Consolidated
                                                                          (In Thousands)
Total current assets                                   $ 34,799                                      $ 34,799
Total noncurrent assets                                 101,605                                       101,605
Investment in subsidiary                                               $ 2,490       $ (2,490)
                                                      ---------        -------       --------       ---------
Total                                                 $ 136,404        $ 2,490       $ (2,490)      $ 136,404
                                                      =========        =======       ========       =========

Total current liabilities                              $ 16,706                                      $ 16,706
                                                      ---------                                     ---------
Total noncurrent liabilities                            145,895                                       145,895
                                                      ---------                                     ---------
Intercompany (receivable) payable                       (28,687)      $ 28,687
                                                      ---------        -------                      ---------
Redeemable preferred stock                                1,228                      $ (1,228)
                                                      ---------        -------       --------       ---------
Common stock subject to redemption                                       2,319                          2,319
                                                      ---------        -------       --------       ---------
Stockholder's equity (deficiency):
  Voting common stock                                     3,196          3,196         (3,196)          3,196
  Nonvoting common stock                                  5,146          2,827         (5,146)          2,827
  Stockholder's notes receivable                                          (203)                          (203)
  Accumulated deficit                                    (7,080)       (34,336)         7,080         (34,336)
                                                      ---------        -------       --------       ---------
Total stockholder's equity (deficiency)                   1,262        (28,516)        (1,262)        (28,516)
                                                      ---------        -------       --------       ---------
Total                                                 $ 136,404        $ 2,490       $ (2,490)      $ 136,404
                                                      =========        =======       ========       =========


                                                                    Year Ended March 31, 1999
                                                   -------------------------------------------------------------
                                                            CFP
                                                         Holdings          CFP                      CFP Group,
                                                            Inc.          Group,                       Inc.
                                                        Consolidated       Inc.      Eliminations  Consolidated
                                                                            (In Thousands)
Sales                                                    $ 183,164                                   $ 183,164
Cost of sales                                              147,518                                     147,518
                                                         ---------                                   ---------
Gross profit                                                35,646                                      35,646
Selling, general and administrative expenses                20,458                                      20,458
                                                         ---------                                   ---------
Income from operations                                      15,188                                      15,188
Equity in loss of subsidiary                                             $ (3,557)     $ 3,557
Interest expense                                            17,275                                      17,275
                                                         ---------       --------      -------       ---------
Loss before income taxes and
  extraordinary item                                        (2,087)        (3,557)       3,557          (2,087)
Provision for income taxes                                     467                                         467
                                                         ---------       --------      -------       ---------
Loss before extraordinary item                              (2,554)        (3,557)       3,557          (2,554)
Extraordinary loss on early
  extinguishment of debt                                    (1,003)                                     (1,003)
                                                         ---------       --------      -------       ---------
Net loss                                                 $  (3,557)      $ (3,557)     $ 3,557       $  (3,557)
                                                         =========       ========      =======       =========


                                                                       March 31, 1998
                                                --------------------------------------------------------------
                                                      CFP
                                                   Holdings          CFP                        CFP Group,
                                                     Inc.           Group,                         Inc.
                                                 Consolidated        Inc.       Eliminations   Consolidated
                                                                       (In Thousands)

Total current assets                              $  29,829       $     (4)                     $  29,825
Total noncurrent assets                             103,254                                       103,254
Investment in subsidiary                                             6,047       $ (6,047)
                                                  ---------        -------       --------       ---------
Total                                             $ 133,083       $  6,043       $ (6,047)      $ 133,079
                                                  =========       ========       ========       =========

Total current liabilities                         $  14,452                                     $  14,452
                                                  ---------                                     ---------

Total noncurrent liabilities                        141,267                                       141,267
                                                  ---------                                     ---------
Intercompany (receivable) payable                   (28,683)      $ 28,683
                                                  ---------       ---------                     ---------
Redeemable preferred stock                            1,228                      $ (1,228)
                                                  ---------       ---------      --------       ---------
Common stock subject to redemption                                   2,319                          2,319
                                                  ---------       ---------      --------       ---------
Stockholder's equity (deficiency):
  Voting common stock                                 3,196          3,196         (3,196)          3,196
  Nonvoting common stock                              5,146          2,827         (5,146)          2,827
  Stockholder's notes receivable                                      (203)                          (203)
  Accumulated deficit                                (3,523)       (30,779)         3,523         (30,779)
                                                  ---------       ---------      --------       ---------
Total stockholder's equity (deficiency)               4,819        (24,959)        (4,819)        (24,959)
                                                  ---------       ---------      --------       ---------
Total                                             $ 133,083       $  6,043       $ (6,047)      $ 133,079
                                                  =========       =========      ========       =========

                                                               Year Ended March 31, 1998
                                              ------------------------------------------------------
                                                    CFP
                                                 Holdings       CFP                      CFP Group,
                                                   Inc.        Group,                       Inc.
                                               Consolidated     Inc.      Eliminations  Consolidated
                                                                    (In Thousands)
Sales                                          $ 181,378                                   $ 181,378
Cost of sales                                    152,484                                     152,484
                                               ---------                                   ---------
Gross profit                                      28,894                                      28,894
Selling, general and administrative
  expenses                                        17,156                                      17,156
                                               ---------                                   ---------
Income from operations                            11,738                                      11,738
Equity in loss of subsidiary                                   $ (5,528)     $ 5,528
Interest expense                                  17,236                                      17,236
                                                --------       --------      -------        --------
Loss before income taxes and
  extraordinary item                              (5,498)        (5,528)       5,528          (5,498)
Provision for income taxes                            30                                          30
                                                --------       --------      -------        --------
Loss before extraordinary item                    (5,528)        (5,528)       5,528          (5,528)
Extraordinary loss on early
  extinguishment of debt
                                                --------       --------      -------        --------
Net loss                                        $ (5,528)      $ (5,528)     $ 5,528        $ (5,528)
                                                ========       ========      =======        ========



                                     ******
(15045)

                                                CFP HOLDINGS, INC.
                                 Schedule II - Valuation and Qualifying Accounts

                                       Years Ended September 1995, and 1996
                                          Six Months Ended March 31, 1997
                                        Years Ended March 31, 1998 and 1999

                                           Balance at                                                      Balance at
                                           beginning       Charged to      Charged to                          end
              Description                  of period        Expenses          Other         Deductions      of period
              -----------                  ---------        --------          -----         ----------      ---------
Accounts Receivable:                                                     (In Thousands)
Allowance for doubtful accounts

Year ended September 30, 1995                  9             129                --                --          138

Year ended September 30, 1996                138              12                --             (100)           50

Year ended March 31, 1997                     50              22                50              (29)           93

Year ended March 31, 1998                     93             119              (79)              (18)          115

Year ended March 31, 1999                    115             256                --               (2)          369
