Form 10-Q
period 1999-06-30
CFP HOLDINGS INC
filed 1999-08-10
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         for the transition period from
                              ________ to ________

   Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03

                            -------------------------

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

                            -------------------------

                                 5501 Tabor Road
                             Philadelphia, PA 19120
    (Address, Including Zip Code of Registrant's Principal Executive Offices)

                                  215-288-0888
              (Registrant's telephone number, including area code)

                            -------------------------

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

                                                                Outstanding at
                          Class                                 June 30, 1999
                          -----                                 -------------
     Voting Common Stock - Class A, $.01 par value                  14,705
     Non-voting common Stock - Class A, $.01 par value              11,241
     Non-voting common Stock - Class B $.01 par value                3,059

                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX

Part I.  Financial Information                                            Page #
                                                                          ------

         Item 1. Financial Statements


                 Consolidated Balance Sheets -                               3
                   March 31, 1999 and June 30, 1999

                 Consolidated Statements of Operations -                     4
                   Three months ended June 30, 1999 and 1998

                 Consolidated Statements of Cash Flows -                     5
                   Three months ended June 30, 1999 and 1998

                 Notes to Consolidated Financial Statements                  6


         Item 2.  Management's Discussion and Analysis of                    9
                    Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about            12
                    market risk

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                          13

Signatures                                                                  14

Exhibit Index

Part I   Financial Information
         Item 1.   Financial Statements

                                            CFP GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)
                                                         ASSETS

                                                                                            March 31,         June 30,
                                                                                              1999              1999
                                                                                            ---------        ---------
Current assets:
        Cash and cash equivalents                                                           $   1,820        $   2,140
        Accounts receivable, net of allowance for doubtful accounts of $369,000 and
            $374,000 at March 31, 1999 and June 30, 1999, respectively                         15,448           14,415
        Inventories                                                                            16,839           18,942
        Prepaid expenses and other current assets                                                 692            1,311
                                                                                            ---------        ---------
            Total current assets                                                               34,799           36,808
        Property and equipment, net                                                            29,922           29,343
        Costs in excess of net assets acquired, net                                            65,195           64,409
        Intangible and other assets, net                                                        6,488            6,853
                                                                                            ---------        ---------
            Total                                                                           $ 136,404        $ 137,413
                                                                                            =========        =========


                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
        Current portion of long-term debt                                                   $   1,113        $   1,042
        Accounts payable                                                                        8,904            6,813
        Accrued expenses and other current liabilities                                          6,689            7,831
                                                                                            ---------        ---------
Total current liabilities                                                                      16,706           15,686
                                                                                            ---------        ---------
Long term debt                                                                                145,895          147,696
                                                                                            ---------        ---------
Commitments and contingencies
Redeemable common stock                                                                         2,319            2,319
                                                                                            ---------        ---------
Stockholders' deficiency:
        Preferred stock, $.01 par value; 6,472 shares authorized, none issued and outstanding
        Voting common stock - Class A, $.01 par value; 100,000 shares authorized,               3,196            3,196
            14,705 shares issued and outstanding
        Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized,             2,204            2,204
            11,241 (inclusive of 3,011 shares classified as redeemable common stock)
            shares issued and outstanding
        Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized,               623              623
            3,059 shares (inclusive of 2,162 shares classified as redeemable common stock) shares issued and outstanding
        Stockholders' notes receivable                                                           (203)            (191)
        Accumulated deficit                                                                   (34,336)         (34,120)
                                                                                            ---------        ---------
        Total stockholders' deficiency                                                        (28,516)         (28,288)
                                                                                            ---------        ---------
            Total                                                                           $ 136,404        $ 137,413
                                                                                            =========        =========

                                    See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                            --------------------
                                                            June 30,    June 30,
                                                              1998        1999
                                                            --------    --------
                                                               (in thousands)

Sales                                                       $ 44,276    $ 47,473
Cost of Sales                                                 36,103      38,302
                                                            --------    --------
Gross Profit                                                   8,173       9,171
Selling, general and administrative expenses                   4,716       4,595
Terminated transaction related costs                             256
                                                            --------    --------
Income from operations                                         3,201       4,576
Interest expense                                               4,343       4,338
                                                            --------    --------
(Loss) income before income taxes and extraordinary item      (1,142)        238
Provision for income taxes                                        50          22
                                                            --------    --------
Net (loss) income before extraordinary item                   (1,192)        216
Extraordinary loss on early extinguishment of debt            (1,003)
                                                            --------    --------
Net (loss) income                                           $ (2,195)   $    216
                                                            ========    ========

          See accompanying notes to consolidated financial statements.

                                          CFP GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                            Three Months Ended
                                                                                         June 30,         June 30,
                                                                                           1998             1999
                                                                                         --------         --------
Cash flows from operating activities:
   Net (loss) income                                                                     $ (2,195)        $    216
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                            1,584              982
   Amortization of deferred financing costs and original issue discount                       300            1,142
   Extraordinary loss on early extinguishment of debt                                       1,003
   Changes in assets and liabilities:
     Accounts receivable                                                                      903            1,033
     Inventories                                                                           (1,154)          (2,103)
     Prepaid expenses and other current assets                                               (256)            (619)
     Accounts payable                                                                        (351)          (2,091)
     Accrued expenses and other current liabilities                                         2,782            1,142
                                                                                         --------         --------
       Net cash provided by (used in) operating activities                                  2,616             (298)
                                                                                         --------         --------

Cash flows from investing activities:
   Acquisition of property and equipment                                                   (1,145)            (403)
   Other assets                                                                               (43)            (721)
                                                                                         --------         --------
       Net cash used in investing activities                                               (1,188)          (1,124)
                                                                                         --------         --------

Cash flows from financing activities:
   Borrowings under revolving loan facility                                                 1,119            3,978
   Repayment of revolving loan facilities                                                  (2,000)          (2,000)
   Proceeds from issuance of long-term debt                                                14,127
   Repayment of long-term debt and capitalized lease obligations                          (14,177)            (248)
   Deferred financing costs                                                                  (509)
   Collection of shareholder notes receivable                                                                   12
                                                                                         --------         --------
       Net cash (used in) provided by financing activities                                 (1,440)           1,742
                                                                                         --------         --------
Net (decrease) increase in cash                                                               (12)             320
Cash, beginning of period                                                                   1,344            1,820
                                                                                         --------         --------
Cash, end of period                                                                      $  1,332         $  2,140
                                                                                         ========         ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                            $    900         $    707
     Income taxes                                                                        $      0         $    344

                            See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of CFP Group, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of CFP Group, Inc. ("CFP Group") and its wholly-owned subsidiary CFP Holdings, Inc. ("CFP Holdings"), and CFP Holdings' wholly-owned subsidiaries Custom Food Products, Inc. ("Custom Foods") and QF Acquisition Corp. ("Quality Foods"). The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

         The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended on the Saturday nearest June 30, 1999 and 1998 were 13 weeks in duration. For simplicity of presentation, the Company has described the interim periods and year end period herein as ending on June 30 and March 31 respectively.


NOTE 2:    INVENTORIES

     Inventories consisted of the following:

                                                    March 31,           June 30
                                                      1999                1999
                                                    -------             -------
Raw materials                                         5,820               6,304
Work-in-process                                       3,773               4,646
Finished goods                                        7,918               8,301
                                                    -------             -------
      Total                                          17,511              19,251
Reserve                                                (672)               (309)
                                                    -------             -------
Inventories, net                                     16,839              18,942
                                                    =======             =======

NOTE 3:   LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:
                                                      March 31,        June 30,
                                                        1999            1999
                                                      ---------       ---------
Senior notes payable, interest at 11 6.25% payable
   semiannually, principal due January 2004           $ 115,000       $ 115,000

Term note payable to a bank, interest at a
   reference rate (7.75% at June 30, 1999) or
   Eurodollar rate (5.06% at June 30, 1999) plus
   2.25%, interest payable monthly, principal
   payable on May 1, 2002                                10,000          10,000

Revolving loan payable to a bank, interest at a
   reference rate (7.75% at June 30, 1999) or
   Eurodollar rate (5.06% at June 30, 1999) plus
   2.25%, interest payable monthly, expires May 1,
   2002                                                   5,763           7,740

Term note payable to a bank, interest at a
   reference rate (7.75% at June 30, 1999) or
   Eurodollar rate (5.06% at June 30, 1999) plus
   2.25%, interest payable monthly, principal
   quarterly at $89,285.72, principal payable
   January through February 2006                          2,500           2,411

Revenue bond payable to a government financing
   authority, interest at a reference rate (5.0%
   at June 30, 1999) not to exceed 18% payable
   monthly, principal payable annually at $100,000
   increasing to $400,000 through December 2014           4,100           4,100

Notes payable to a government agency, interest at
   2%, payable monthly through April 2012,
   collateralized in a second position on the
   Company's Philadelphia facility                        1,545           1,520

Note payable to a government agency, interest at
   0.5% payable monthly beginning February 1999
   through July 2005, principal and interest
   payable in equal monthly installments from
   August 2005 through January 2012,
   collateralized in a shared third position on
   the Company's Philadelphia facility                    1,000           1,000

Notes payable to a government agency, interest at
   5.25% payable monthly with principal through
   March 2012, collateralized in a shared first
   position on the Company's Philadelphia
   facility.                                                678             668

Notes payable to a government agency, interest at
   2%, payable with principal monthly through
   April 2001                                               206             181

Capital lease obligations payable in varying
   monthly installments through 2021,
   collateralized by buildings and equipment with
   a net book value of $5,787,000 at March 31,
   1999 and $5,683,000 at June 30, 1999                   6,216           6,118
                                                      ---------       ---------
Total                                                   147,008         148,738
Less current portion                                     (1,113)         (1,042)
                                                      ---------       ---------
Long-term debt                                        $ 145,895       $ 147,696
                                                      =========       =========

NOTE 4:  SEGMENT INFORMATION

                                                                          Three Months Ended June 30, 1999
                                                                                   (In Thousands)


                                                           Custom          Quality       Corporate
                                                            Foods           Foods        and Other         Eliminations        Total
                                                            -----           -----        ---------         ------------        -----
Net sales to external customers                          $  21,573       $  25,900                                         $  47,473
Interest expense                                               233             123       $   3,982                             4,338
Depreciation and amortization  expense                         364           1,401              71                             1,836
Segment profit (loss) from operations                        2,978           1,756            (158)                            4,576
Long-lived assets                                           27,264          85,476         116,905        $(129,040)         100,605
Total segments assets                                       41,303         107,799         117,351         (129,040)         137,413
Capital expenditures                                           266             898                                             1,124


                                                                          Three Months Ended June 30, 1998
                                                                                   (In Thousands)

                                                           Custom          Quality       Corporate
                                                            Foods           Foods        and Other         Eliminations        Total
                                                            -----           -----        ---------         ------------        -----
Net sales to external customers                           $ 21,234        $ 23,042                                          $ 44,276
Interest expense                                               249           1,107           2,987                             4,343
Depreciation and amortization  expense                         382           1,595              71                             2,048
Extraordinary item                                                                           1,003                             1,003
Segment profit (loss) from operations                        2,145           1,521            (465)                            3,201
Long-lived assets                                           27,681          75,722         160,164         (161,637)         101,930
Total segments assets                                       40,472          93,221         160,327         (161,637)         132,383
Capital expenditures                                           166           1,022                                             1,188


NOTE 5:  SUBSEQUENT EVENT

         On June 28, 1999 the Company's wholly-owned subsidiary, QF Acquisition Corporation, was merged with QFAC, LLC, a Delaware limited liability company and another wholly-owned subsidiary of the Company, with QFAC, LLC being the surviving corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998.

         Net Sales. Net sales increased by $3.2 million or 7% to $47.5 million for the three month period ended June 30, 1999 from $44.3 for the three month period ended June 30, 1998. Total pounds sold by the Company increased by 11% to
28.3 million pounds for the three months ended June 30, 1999 from 25.6 million pounds for the three months ended June 30, 1998. The increase in sales was a result of increases in sales at both the Quality Foods and Custom Foods divisions of the Company. In addition, sales of higher margin value added products increased by 16% and 15%, respectively, at the Quality Foods and Custom Foods divisions. The net sales price decreased to $1.68 per pound from $1.73 primarily as a result of passing lower raw materials prices to our customers.

         On July 26, 1999, the Company renewed its supply agreement with Arby's exclusive purchasing cooperative for a five-year period. The new agreement is on substantially similar terms.

         Gross Profit. Gross profit increased to $9.2 million for the three months ended June 30, 1999 from $8.2 million for the three months ended June 30, 1998. This $1.0 million increase was primarily due to the increase in sales of the Company's higher margin value added products and favorable meat prices in our Custom Foods division. The gross margin increased to 19.3% for the three months ended June 30, 1999 from 18.5% for the three months ended June 30, 1998 for the same reasons.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased minimally to $4.6 million for the three months ended June 30, 1999 from $4.7 million for the three months ended June 30, 1998.

         Terminated Transaction Related Costs. In the three months ended June 30, 1998, the Company expensed $256,000 in transaction costs associated with a potential acquisition which was terminated.

         Income from Operations. As a result of the foregoing items, income from operations increased to $4.6 million for the three month period ended June 30, 1999 from $3.2 million for the period ended June 30, 1998.

         Interest Expense. Interest expense was unchanged at 4.3 million for the three month period ended June 30, 1999 when compared to the three month period ended June 30, 1998.

         Provision for Income Taxes. Provision for income taxes decreased minimally to $21,000 for the three month period ended June 30, 1999 from $50,000 for the three month period ended June 30, 1998.

         Extraordinary Loss. In the first quarter of fiscal 1999, the Company used proceeds from new borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately one million dollars was recorded for the three months ended June 30, 1998. This amount principally consisted of unamortized deferred financing costs.

         Net Income (Loss). Net income of $216,000 was realized for the three months ended June 30, 1999 versus a net loss of $2.2 million for the three months ended June 30, 1998 due to the net impact of the foregoing items.

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

Company's State of Readiness

         The  Company has  selected a new Year 2000  compliant  Enterprise  Wide
System; the Ross Systems Renaissance CS Enterprise Resource Planning System ("Ross System"). The Company believes that implementation of the Ross System will address its major Year 2000 issues. The Company's plan for addressing the remainder of its Year 2000 issues focuses on the following areas: technical infrastructure (e.g. networks, servers, desktop and laptop computers); vendor/customer interfaces; facilities; and third party suppliers, vendors and customers. The Year 2000 project consists of the following phases: (1) conduct an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of items that are determined not to be Year 2000 compliant; (4) testing (including verification of remediated or replaced items); and (5) certification of Year 2000 compliancy. The initial inventory phase is complete. The assessment phase is substantially completed with the exception of the vendor disclosure/certification. The Company has initiated formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable. This dialogue shall continue throughout the third quarter of fiscal year 2000 to minimize the probability of any service interruption. The remediation and testing phases will progress through the first and second quarter of fiscal year 2000. The Company currently plans to complete its internal Year 2000 project by the beginning of the third quarter fiscal year 2000.

Costs

         The Company's net total expenditures on the Ross System implementation through June 30, 1999 are $568,000. The Company currently estimates that the aggregate cost of its Ross System implementation project will be $1.3 million, although the amount could be greater. The cost estimate includes expenditures incurred pursuant to the Company's technology upgrade and business process reengineering programs occurring concurrently but not directly related to Year 2000 issues. In addition, a portion of the estimated total costs of the Ross System implementation will be funded by reallocation of existing resources rather than in incurring incremental costs. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs may be material.

Risks

         The Company believes that the completion of its Ross System and Year 2000 projects as planned will result in the Company being Year 2000 compliant in a timely manner. However, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, if third parties that provide goods or services that are critical to the Company's business activities fail to adequately address their Year 2000 issues, there could be a similar material adverse effect on the Company. The Company believes that its most reasonably likely worst case scenario is the failure of such a third party. Such a failure could result in, for example, the inability of the Company to ship product, a decrease in customer orders, or delays in product deliveries from vendors. The Company believes that, with the completion of its Year 2000 project, the possibility of significant interruptions of normal operations should be reduced. The Company also believes that the level of uncertainty about the Year 2000 compliance and readiness of material third parties ("External Parties") should diminish through the second and third quarter of fiscal year 2000.

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

         Readers are cautioned that forward-looking statements contained under this "Year 2000" caption should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" below.

Liquidity and Financial Resources

         The Company's total consolidated indebtedness was $148.7 million at June 30, 1999. Interest payments on the 11 5/8% Senior Notes and anticipated interest and principal payments under the Loan and Security Agreement represent significant obligations of the Company. The 11 5/8% Senior Notes require semi-annual interest payments of approximately $6.7 million which commenced in July 1997. Borrowings under the Loan and Security Agreement bear interest at floating rates. Approximately $5.0 million of the revolving credit facility (the "Revolver") under the Loan and Security Agreement is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. At June 30, 1999 approximately $7.8 million was available to the Company for borrowings under the Revolver, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Loan and Security Agreement.

Forward Looking Statements

         This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are detailed periodically in the Company's SEC filings on Forms 10-K and 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3. Quantitative and Qualitative Disclosures about market risk.

Long-term Debt

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations, which have not change materially from those disclosed in the Company's Form 10-K for the year ended March 31, 1999.

Part II  Other Information

Item 6. Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1999. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:


    Exhibit No.                        Description
    ----------                         -----------

         2 Agreement of Merger dated as of June 28, 1999, between QF Acquisition Corp., a Delaware corporation, and QFAC, LLC, a Delaware limited liability company.

         3.1 Certificate of Formation of QFAC, LLC issued by the Secretary of State of the State of Delaware on April 15, 1999.

         3.2      Operating  Agreement  of QFAC,  LLC dated June 28, 1999.

         3.3      By-Laws of QFAC, LLC.

         4.1 First Supplemental Indenture among CFP Holdings, Inc., CFP Group, Inc., Custom Food Products, QFAC, LLC and United States Trust Company of New York.

        10.1 Amendment and Assumption Agreement among QF Acquisition Corp., QFAC, LLC, CFP Holdings, Inc., Custom Food Products, Inc., and Fleet Capital Corporation.

        10.2 Pledge and Security Agreement between CFP Holdings, Inc. and Fleet Capital Corporation in respect of Membership Interests of QFAC, LLC.

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

                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                      Custom Food Products, Inc.
                                                            QF Acquisition Corp.


     August 6, 1999                          ___________________________________
                                                      Eric W. Ek
                                                      Senior Vice President,
                                                      Chief Financial
                                                      Officer and
                                                      Secretary of
                                                      CFP Group,
                                                      Inc. and CFP
                                                      Holdings, Inc.
                                                      and its
                                                      subsidiaries