Form 10-Q
period 1999-09-30
CFP HOLDINGS INC
filed 1999-11-05
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ x ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1999

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SEURITIES EXCHANGE ACT OF 1934

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

                                      2013
                          (Primary Standard Industrial
                          Classification Code Number)

                                    QFAC, LLC
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            23-2999998
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

                          [ x ] YES               [  ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
               Class                                     September 30, 1999
               -----                                     ------------------
Voting Common Stock - Class A, $.01 par value                  14,705
Non-voting common Stock - Class A, $.01 par value              11,001
Non-voting common Stock - Class B $.01 par value                2,881

                        CFP Group, Inc. and Subsidiaries


                                    FORM 10-Q



                                      INDEX

Part I. Financial Information                                            Page #
                                                                         ------

        Item 1.  Financial Statements

                 Consolidated Balance Sheets -                              1
                       March 31, 1999 and September 30, 1999


                 Consolidated Statements of Operations -                    2
                       Three months and six months ended
                       September 30, 1999 and 1998


                 Consolidated Statements of Cash Flows -                    3
                       Six months ended September 30, 1999 and 1998


                 Notes to Consolidated Financial Statements                 4


        Item 2.  Management's Discussion and Analysis of                    7
                   Financial Condition and Results of Operations


        Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                       10

Part II  Other Information

        Item 6.  Exhibits and Reports on Form 8-K                          11

Signatures

Exhibit Index

Part I   Financial Information

             Item 1.   Financial Statements

                               CFP GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (In Thousands, Except share data)
                                         (UNAUDITED)
                                            ASSETS
                                                                   March 31,     September 30,
                                                                    1999             1999
                                                                  ---------        ---------
Current assets:
        Cash and cash equivalents                                 $   1,820        $     714
        Accounts receivable, net of allowance
            for doubtful accounts of $369,000 and
            $312,000 at March 31, 1999 and
            September 30, 1999, respectively                         15,448           16,628
        Inventories                                                  16,839           22,385
        Prepaid expenses and other current assets                       692            1,131
                                                                  ---------        ---------
            Total current assets                                     34,799           40,858
        Property and equipment, net                                  29,922           31,833
        Costs in excess of net assets acquired, net                  65,195           63,587
        Intangible and other assets, net                              6,488            4,774
                                                                  ---------        ---------
            Total                                                 $ 136,404        $ 141,052
                                                                  =========        =========


                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
        Current portion of long-term debt                         $   1,113        $     938
        Accounts payable                                              8,904            6,969
        Accrued expensed and other current liabilities                6,689            4,538
                                                                  ---------        ---------
Total current liabilities                                            16,706           12,445
                                                                  ---------        ---------
Long term debt                                                      145,895          154,103
                                                                  ---------        ---------
Commitments and contingencies
Redeemable common stock                                               2,319            2,319
                                                                  ---------        ---------
Stockholders' deficiency:
        Preferred stock, $.01 par value; 6,472 shares
          authorized, none issued and outstanding
        Voting common stock - Class A, $.01 par value;
            100,000 shares authorized,
            14,705 shares issued and outstanding                      3,196            3,196
        Nonvoting common stock - Class A, $.01 par value;
            25,000 shares authorized,
            11,241 and 11,001 (inclusive of 3,011 shares
            classified as redeemable common stock)
            shares issued and outstanding at March 31, 1999 and
            September 30, 1999, respectively                          2,204            2,135
        Nonvoting common stock - Class B, $.01 par value;
            25,000 shares authorized, 3,059 and 2,881 shares
            (inclusive of 2,162 shares classified as
            redeemable common stock) issued and outstanding
            at March 31, 1999 and September 30, 1999,
            respectively                                                623              499
        Stockholders' notes receivable                                 (203)            (105)
        Accumulated deficit                                         (34,336)         (33,540)
                                                                  ---------        ---------
        Total stockholders' deficiency                              (28,516)         (27,815)
                                                                  ---------        ---------
            Total                                                 $ 136,404        $ 141,052
                                                                  =========        =========

                 See accompanying notes to consolidated financial statements.


                                         CFP GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (In Thousands)
                                                    (UNAUDITED)
                                                            Three Months Ended                   Six Months Ended
                                                            ------------------                   ----------------
                                                      September 30,    September 30,      September 30,     September 30,
                                                          1998             1999               1998               1999
                                                          ----             ----               ----               ----
Sales                                                    $ 45,070        $ 51,206           $ 89,346          $ 98,679

Cost of Sales                                              35,962          41,730             72,065            80,032
                                                         --------        --------           --------          --------
Gross Profit                                                9,108           9,476             17,281            18,647
Selling, general and administrative expenses                4,834           4,357              9,550             8,952
Terminated transaction related costs                                                             256
                                                         --------        --------           --------          --------
Income from operations                                      4,274           5,119              7,475             9,695
Interest expense                                            4,353           4,484              8,696             8,822
                                                         --------        --------           --------          --------
(Loss) Income before provision for income taxes and           (79)            635             (1,221)              873
extraordinary item
Provision for income taxes                                    181              55                231                77
                                                         --------        --------           --------          --------
Net (loss) income before extraordinary item                  (260)            580             (1,452)              796
Extraordinary loss on early extinguishment of debt                                             1,003
                                                         --------        --------           --------          --------
Net (loss) income                                        $   (260)       $    580           $ (2,455)         $    796
                                                         ========        ========           ========          ========

          See accompanying notes to consolidated financial statements.

                                       2


                                CFP GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                          (UNAUDITED)
                                                                           Six Months Ended
                                                                         Sept. 30,   Sept. 30,
                                                                           1998        1999
                                                                         --------    --------
Cash flows from operating activities:
   Net (loss) income                                                     $ (2,455)   $    796
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
   Depreciation and amortization                                            3,206       3,663
   Amortization of deferred financing costs
     and original issue discount                                              598         597
   Extraordinary loss on early extinguishment of debt                       1,003
   Changes in assets and liabilities:
     Accounts receivable                                                    1,431      (1,180)
     Inventories                                                           (2,737)     (5,546)
     Prepaid expensed and other current assets                               (108)       (439)
     Accounts payable                                                         759      (1,935)
     Accrued expenses and other current liabilities                           (44)     (2,151)
                                                                         --------    --------
       Net cash provided by (used in) operating activities                  1,653      (6,195)
                                                                         --------    --------

Cash flows from investing activities:
   Acquisition of property and equipment                                   (3,003)     (3,870)
   Other assets                                                              (819)      1,021
                                                                         --------    --------
       Net cash used in investing activities                               (3,822)     (2,849)
                                                                         --------    --------

Cash flows from financing activities:
   Borrowings under revolving loan facility                                 8,773      34,515
   Repayment of revolving loan facilities                                  (4,500)    (25,985)
   Proceeds from issuance of long-term debt                                14,127
   Repayment of long-term debt and capitalized
     lease obligations                                                    (14,338)       (497)
   Deferred financing costs                                                  (590)
   Collection of shareholder notes receivable                                              98
   Purchase of common stock                                                              (193)
                                                                         --------    --------
       Net cash provided by financing activities                            3,472       7,938
                                                                         --------    --------
Net increase (decrease) in cash                                             1,303      (1,106)
Cash, beginning of period                                                   1,344       1,820
                                                                         --------    --------
Cash, end of period                                                      $  2,647    $    714
                                                                         ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                            $  7,964    $  8,245
     Income taxes                                                        $    131    $    401

          See accompanying notes to consolidated financial statements.

                                       3

                        CFP GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of CFP Group, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of CFP Group, Inc. ("CFP Group") and its wholly-owned subsidiary CFP Holdings, Inc. ("CFP Holdings"), and CFP Holdings' wholly-owned subsidiaries Custom Food Products, Inc. ("Custom Foods") and QFAC, LLC ("Quality Foods"). The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


     The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended on the Saturday nearest September 30, 1999 and 1998 were 13 weeks in duration. The Company's six month periods ended on the Saturday nearest September 30, 1999 and 1998 were 26 weeks in duration. For simplicity of presentation, the Company has described the interim periods and year end period herein as ending on September 30 and March 31, respectively.


NOTE 2: INVENTORIES

     Inventories consisted of the following:

                                             March 31,        September 30
                                               1999               1999
                                          -----------------  ----------------
                                           (In Thousands)     (In Thousands)
                    Raw materials             $  5,820           $  8,477
                    Work-in-process              3,773              3,660
                    Finished goods               7,918             10,777
                                              --------           --------
                          Total                 17,511             22,914
                    Reserve                       (672)              (529)
                                              --------           --------
                    Inventories, Net          $ 16,839           $ 22,385
                                              ========           ========


NOTE 3:   LONG-TERM OBLIGATIONS
                                                                                      March 31,     Sept. 30,
                                                                                        1999          1999
                                                                                        ----          ----
                                                                                          (In Thousands)
Long-term obligations consisted of the following:
Senior notes payable, interest at 11.625% payable semiannually, principal due
   January 2004                                                                       $ 115,000    $ 115,000
Term note payable to a bank, interest at a reference rate (8.25% at September 30,
   1999) or Eurodollar rate (5.38% at September 30, 1999) plus 2.25%, interest
   payable monthly, principal payable on May 1, 2002                                     10,000       10,000
Revolving loan payable to a bank, interest at a reference rate (8.25% at September
   30, 1999) or Eurodollar rate (5.38% at September 30, 1999) plus 2.25%, interest
   payable monthly, expires May 1, 2002                                                   5,763       14,293
Term note payable to a bank, interest at a reference rate (8.25% at September 30,
   1999) or Eurodollar rate (5.38% at September 30, 1999) plus 2.25%, interest payable monthly, principal quarterly at $89,285.72, principal payable January
   through February 2006                                                                  2,500        2,321
Revenue bond payable to a government financing authority, interest at a reference rate (5.45% at September 30, 1999) not to exceed 18% payable monthly, principal
   payable annually at $100,000 increasing to $400,000 through December 2014              4,100        4,100
Notes payable to a government agency, interest at 2%, payable monthly through April
   2012, collateralized in a second position on the Company's Philadelphia facility       1,545        1,494
Note payable to a government agency, interest at 0.5% payable monthly beginning
   February 1999 through July 2005, principal and interest payable in equal monthly installments from August 2005 through January 2012, collateralized in a shared
   third position on the Company's Philadelphia facility                                  1,000        1,000
Notes payable to a government agency, interest at 5.25% payable monthly with principal through March 2012, collateralized in a shared first position on the
   Company's Philadelphia facility                                                          678          659
Notes payable to a government agency, interest at 2%, payable with principal
   monthly through April 2001                                                               206          155
Capital lease obligations payable in varying monthly installments through 2021, collateralized by buildings and equipment with a net book value of $5,787,000 at
   March 31, 1999 and $5,578,000 at September 30, 1999                                    6,216        6,019
                                                                                      ---------    ---------
Total                                                                                   147,008      155,041
Less current portion                                                                     (1,113)        (938)
                                                                                      ---------    ---------
Long-term debt                                                                        $ 145,895    $ 154,103
                                                                                      =========    =========

NOTE 4:  SEGMENT INFORMATION

The Company does not maintain separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. In accordance with SFAS 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                                                   Three Months Ended September 30, 1999
                                                             (In Thousands)

                                           Custom    Quality    Corporate
                                           Foods      Foods     and Other   Eliminations       Total
                                           -----      -----     ---------   ------------       -----
Net sales to external customers         $  23,589   $  27,617                             $  51,206
Interest expense                              223         125       4,136                     4,484
Depreciation and amortization expense         358       1,400          69                     1,827
Segment profit (loss) from operations       3,228       2,058        (167)                    5,119
Long-lived assets                          27,085      84,203     114,041     (125,135)     100,194
Total segments assets                      41,812     109,753     114,622     (125,135)     141,052
Capital expenditures                          227       1,497                                 1,724


                                                   Three Months Ended September 30, 1998
                                                             (In Thousands)

                                           Custom    Quality    Corporate
                                           Foods      Foods     and Other   Eliminations     Total
                                           -----      -----     ---------   ------------     -----
Net sales to external customers         $  22,050   $  23,020                             $  45,070
Interest expense                              237        (922)       5,038                    4,353
Depreciation and amortization expense         351         738           69                    1,158
Segment profit (loss) from operations       2,736      (2,145)       3,683                    4,274
Long-lived assets                          27,863      84,603      125,237    (135,176)     102,527
Total segments assets                      41,159     104,066      125,352    (135,176)     135,401
Capital expenditures                          682       1,952                                 2,634


                                                    Six Months Ended September 30, 1999
                                                             (In Thousands)

                                           Custom    Quality    Corporate
                                           Foods      Foods     and Other   Eliminations     Total
                                           -----      -----     ---------   ------------     -----
Net sales to external customers         $  45,162   $  53,517                             $  98,679
Interest expense                              456         248       8,118                     8,822
Depreciation and amortization expense         722       2,801         140                     3,663
Segment profit (loss) from operations       6,206       3,814        (325)                    9,695
Long-lived assets                          27,085      84,203     114,041     (125,135)     100,194
Total segments assets                      41,812     109,753     114,622     (125,135)     141,052
Capital expenditures                          453       2,396                                 2,849


                                                    Six Months Ended September 30, 1998
                                                             (In Thousands)

                                           Custom    Quality    Corporate
                                           Foods      Foods     and Other   Eliminations     Total
                                           -----      -----     ---------   ------------     -----
Net sales to external customers         $  43,284   $  46,062                             $  89,346
Interest expense                              486         185        8,025                    8,696
Depreciation and amortization expense         733       2,333          140                    3,206
Extraordinary item                                                   1,003                    1,003
Segment profit (loss) from operations       4,881        (624)       3,218                    7,475
Long-lived assets                          27,863      84,603      125,237    (135,176)     102,527
Total segments assets                      41,159     104,066      125,352    (135,176)     135,401
Capital expenditures                          848       2,974                                 3,822


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended September 30, 1999 compared to Three months ended September 30, 1998.

         Net Sales. Net sales increased by $6.1 million or 13.5% to $51.2 million for the quarter ended September 30, 1999 from $45.1 million for the quarter ended September 30, 1998. Total pounds sold by the Company increased by 18% to 31.0 million pounds for the quarter ended September 30, 1999 from 26.2 million pounds for the quarter ended September 30, 1998. The increase in sales was a result of increases in sales at both the Quality Foods and Custom Foods divisions of the Company. In addition, sales of the Company's higher margin value added products increased by 21% and 7%, respectively, for the Quality Foods and Custom Foods divisions. The net sales price decreased to $1.65 from $1.72 primarily as a result of passing lower raw materials prices to customers of our Custom Foods division who are charged on a "cost plus" basis, primarily Arby's.

         Gross Profit. Gross Profit increased to $9.5 million for the quarter ended September 30, 1999 from $9.1 million for the quarter ended September 30, 1998. This $.4 million increase was due to an increase in sales. The gross margin decreased to 18.5% for the quarter ended September 30, 1999 from 20.2% for the quarter ended September 30, 1998 due to higher meat cost at the Company's Quality Foods division.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.4 million for the quarter ended September 30, 1999 from $4.8 million for the quarter ended September 30, 1998. This $.4 million decrease is due primarily to lower expenses reflecting the capitalization of certain personnel costs related to the implementation of a new enterprise wide system, lower bad debt reserves, and a continued focus on reducing costs.

         Income from Operations. As a result of the foregoing items, income from operations increased to $5.1 million for the quarter ended September 30, 1999 from $4.3 million for the quarter ended September 30, 1998.

         Interest Expense. Interest expense increased minimally to $4.5 million for the quarter ended September 30, 1999 from $4.4 million for the quarter ended September 30, 1998 primarily as a result of increased borrowings under the Company's revolving credit facility.

         Provision for Income Taxes. Provision for income taxes decreased to $55,000 for the quarter ended September 30, 1999 from $181,000 for the quarter ended September 30, 1998, primarily as a result of lower State tax obligations.

         Net Income (Loss). Net income of $580,000 was realized for the quarter ended September 30, 1999 versus a net loss of $260,000 for the quarter ended September 30, 1998 due to the net impact of the foregoing items.


Six months ended September 30, 1999 compared to Six months ended September 30, 1998.

         Net Sales. Net sales increased by $9.3 million or 10.5% to $98.7 million for the six month period ended September 30, 1999 from $89.3 million for the six month period ended September 30, 1998. Total pounds sold by the Company increased by 14.5% to 59.3 million pounds for the six months ended September 30, 1999 from 51.8 million pounds for the six months ended September 30, 1998. The increase in sales was a result of increases in sales at both the Quality Foods and Custom Foods divisions of the Company. In addition, sales of the Company's higher margin value added products increased by 17.5% and 11%, respectively, for the Quality Foods and Custom Foods divisions. The net sales price decreased to $1.66 from $1.73 primarily as a result of passing lower raw materials prices to customers of our Custom Foods division who are charged on a "cost plus" basis, primarily Arby's.

         Gross Profit. Gross Profit increased to $18.6 million for the six months ended September 30, 1999 from $17.3 million for the six months ended September 30, 1998. This $1.4 million increase was due to the increase in sales. The gross margin decreased minimally to 18.9% for the six months ended September 30, 1999 from 19.3% for the six months ended September 30, 1998 due to higher meat costs at the Company's Quality Foods division.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.0 million for the six months ended September 30, 1999 from $9.6 million for the six months ended September 30, 1998. This $.6 million decrease is due primarily to lower expenses reflecting the Company's lower bonus accrual, capitalization of certain personnel costs related to the implementation of a new enterprise wide system, lower bad debt reserves, and a continued focus on reducing costs.

         Terminated Transaction Related Costs. In the six months ended September 30, 1998, the Company expensed $256,000 in transactions costs associated with a potential acquisition which was terminated.

         Income from Operations. As a result of the foregoing items, income from operations increased to $9.7 million for the six month period ended September 30, 1999 from $7.5 million for the period ended September 30, 1998.

         Interest Expense. Interest expense increased minimally to $8.8 million for the six month period ended September 30, 1999 from $8.7 million for the six month period ended September 30, 1998 primarily as a result of increased borrowings under the Company's revolving credit facility.

         Provision for Income Taxes. Provision for income taxes decreased to $77,000 for the six month period ended September 30, 1999 from $231,000 for the six month period ended September 30, 1998, primarily as a result of lower State tax obligations.

         Extraordinary Loss. In the first quarter of fiscal 1999, the Company used proceeds from new borrowings under its Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately $1.0 million was recorded for the six months ended September 30, 1998. This amount principally consisted of unamortized deferred financing costs.

         Net Income (Loss). Net income of $796,000 was realized for the six months ended September 30, 1999 versus a net loss of $2.5 million for the six months ended September 30, 1998 due to the net impact of the foregoing items.


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

         State of Readiness: The Company has selected a new Year 2000 compliant Enterprise Wide System and currently expects to have this new system implemented by the end of calendar 1999. Further, the Company is currently engaged in a review of its computer systems and applications, including packaged software used by the Company, that will not be addressed by the new system. The Company expects to make any modifications required to resolve Year 2000 issues in a timely  manner and leave  adequate  time to assess and correct  any  significant issues that may materialize. These internal modifications are essentially complete, the principal exception being full implementation of the Ross System. Initial operations and testing on the Ross System is underway with accelerated testing scheduled and acceptance expected on or about November 26, 1999. The Company has also initiated formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is taking steps to reduce the likelihood that such failures could affect the Company's systems through any electronic communications.

         Costs to Address the Year 2000 Issue: The Company does not expect that the review and modifications of the Company's current enterprise systems as described above, excluding the cost of implementing the new system, will require material expenditures. The Company's net total expenditures on the Ross System implementation through September 30, 1999 are $843,000. The Company currently estimates the aggregate cost of its new system (Ross) is approximately $1,300,000, although the amount could be greater. The cost estimate includes expenditures incurred pursuant to the Company's technology upgrade and business process reengineering programs occurring concurrently but not directly related to Year 2000 issues. In addition, a portion of the estimated total costs of the Ross System implementation will be funded by reallocation of existing resources rather than in incurring incremental costs. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs may be material.

         Risks Presented by the Year 2000 Issue: If the Company is unable to successfully implement the upgrades to its existing systems sufficiently in advance of the Year 2000 or if any other system modifications required to address the Company's Year 2000 issues are not made, or are not timely, the Year 2000 issues could have a material adverse impact on the operations and financial results and conditions of the Company. In addition, if any third parties who provide goods and services that are critical to the Company's business activities fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations. Initial results of the Ross System testing are positive and the level of uncertainty in the implementation is diminishing. Responses from material third parties ("External Parties") also indicate a greater degree of Year 2000 compliance than anticipated. At this time, the Company believes that the most reasonably likely "worst-case" scenario relating to Year 2000 involves potential disruptions in areas in which the Company's operations must rely on third parties, such as suppliers, whose systems may not work properly after January 1, 2000. While such system failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failure.

         Contingency Plans: Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company will develop appropriate contingency plans in the event that a significant exposure is identified.

         Readers are cautioned that forward-looking statements contained under this "Year 2000" caption should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" below. Additionally, these statements are Year 2000 Readiness Disclosure in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public law 105-271, 112 Stat. 2386) enacted on October 19,1998.

Liquidity and Financial Resources

         The Company's total consolidated indebtedness was $155.0 million at September 30, 1999. Interest payments on the 11.625% Senior Notes and anticipated interest and principal payments under the Loan and Security Agreement represent significant obligations of the Company. The 11.625% Senior Notes require semi-annual interest payments of approximately $6.7 million which commenced in July 1997. Borrowings under the Loan and Security Agreement bear interest at floating rates. Approximately $5.0 million of the revolving credit portion of the Loan and Security Agreement (the "Revolver") is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. The Revolver provides for borrowings up to $40.0 million, subject to a borrowing base and other limitations, including amounts outstanding under term loans, letters of credit and other borrowing instruments. At September 30, 1999 approximately $6.8 million was available to the Company for borrowings under the Revolver, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Loan and Security Agreement.

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


Item 3. Quantitative and Qualitative Disclosures about market risk.

Long-term Debt

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations, which have not changed materially from those disclosed in the Company's Form 10-K for the year ended March 31, 1999.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1999. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:


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

                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                      Custom Food Products, Inc.
                                                                       QFAC, LLC




November ___, 1999
                            ---------------------------------------------------
                                           Eric W. Ek
                                           Senior Vice President,
                                             Chief Financial Officer and
                                             Secretary of CFP Group, Inc.
                                             and CFP Holdings, Inc. and
                                             its subsidiaries