Form 10-Q
period 1999-12-30
CFP HOLDINGS INC
filed 2000-02-10
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                December 31, 1999

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SEURITIES EXCHANGE ACT OF 1934

                         for the transition period from

                              ________ to ________

   Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03

                            -------------------------

                               CFP HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                         2013                  95-4413619
(State or Other Jurisdiction      (Primary Standard         (I.R.S. Employer
   of Incorporation or        Industrial Classification      Identification
      Organization)                  Code Number)                Number)


                                 CFP GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                         2013                  95-4616486
(State or Other Jurisdiction      (Primary Standard         (I.R.S. Employer
   of Incorporation or        Industrial Classification      Identification
      Organization)                  Code Number)                Number)


                           CUSTOM FOOD PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

       California                       2013                   95-3760291
(State or Other Jurisdiction      (Primary Standard         (I.R.S. Employer
   of Incorporation or        Industrial Classification      Identification
      Organization)                  Code Number)                Number)


                                    QFAC, LLC
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                        2013                  23-2999998
(State or Other Jurisdiction      (Primary Standard         (I.R.S. Employer
   of Incorporation or        Industrial Classification      Identification
      Organization)                  Code Number)                Number)

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

                          [ x ] YES         [   ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                                 Outstanding at December 31, 1999
                    -----                                 --------------------------------
Voting Common Stock - Class A, $.01 par value                        14,705
Non-voting common Stock - Class A, $.01 par value                    11,675
Non-voting common Stock - Class B $.01 par value                      3,865

                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX

Part I.      Financial Information                                        Page #
                                                                          ------
              Item 1.  Financial Statements

                       Consolidated Balance Sheets -                          1
                         March 31, 1999 and December 31, 1999


                       Consolidated Statements of Operations -                2
                         Three months and nine months ended
                         December 31, 1999 and 1998


                       Consolidated Statements of Cash Flows -                3
                         Nine months ended December 31, 1999 and 1998


                       Notes to Consolidated Financial Statements             4


              Item 2.  Management's Discussion and Analysis of                7
                         Financial Condition and Results of Operations


              Item 3.  Quantitative and Qualitative Disclosures              10
                         about Market Risk

              Item 4.  Subsequent Events and Disclosure                      11

Part II  Other Information

              Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures

Exhibit Index

Part I   Financial Information
             Item 1.   Financial Statements

                                              CFP GROUP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In Thousands, Except share data)
                                                         (UNAUDITED)
                                                           ASSETS
                                                                                           March 31,          December 31,
                                                                                              1999                1999
                                                                                       ------------------- -------------------
Current assets:
        Cash and cash equivalents                                                              $    1,820          $    1,275
        Accounts receivable, net of allowance for doubtful accounts of $369,000 and
            $434,000 at March 31, 1999 and December 31, 1999, respectively                         15,448              18,429
        Inventories                                                                                16,839              20,129
        Prepaid expenses and other current assets                                                     692                 924
                                                                                       ------------------- -------------------
            Total current assets                                                                   34,799              40,757
        Property and equipment, net                                                                29,922              32,073
        Costs in excess of net assets acquired, net                                                65,195              62,733
        Intangible and other assets, net                                                            6,488               4,477
                                                                                       ------------------- -------------------
            Total                                                                              $  136,404          $  140,040
                                                                                       =================== ===================


                                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
        Current portion of long-term debt                                                       $   1,113            $    816
        Accounts payable                                                                            8,904               8,007
        Accrued expensed and other current liabilities                                              6,689               9,239
                                                                                       ------------------- -------------------
Total current liabilities                                                                          16,706              18,062
                                                                                       ------------------- -------------------
Long term debt                                                                                    145,895             147,641
                                                                                       ------------------- -------------------
Commitments and contingencies
Redeemable common stock                                                                             2,319               2,319
                                                                                       ------------------- -------------------
Stockholders' deficiency:
        Preferred stock, $.01 par value; 6,472 shares authorized, none issued and outstanding
        Voting common stock - Class A, $.01 par value; 100,000 shares authorized,
            14,705 shares issued and outstanding                                                    3,196               3,196
        Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized, 11,241 and 11,675 (inclusive of 3,011 shares classified as redeemable  common stock) shares issued and outstanding at March 31,
            1999 and December 31, 1999, respectively                                                2,204               2,330
        Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized, 3,059 and 3,865 shares (inclusive of 2,162 shares classified as redeemable common stock) issued and outstanding as March 31, 1999
            and December 31, 1999, respectively                                                       623                 912
        Stockholders' notes receivable                                                               (203)               (637)
        Accumulated deficit                                                                       (34,336)            (33,783)
                                                                                       ------------------- -------------------
        Total stockholders' deficiency                                                            (28,516)            (27,982)
                                                                                       ------------------- -------------------
            Total                                                                              $  136,404          $  140,040
                                                                                       =================== ===================

                                  See accompanying notes to consolidated financial statements.

                                                               1


                                          CFP GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (In Thousands)
                                                     (UNAUDITED)
                                                            Three Months Ended               Nine Months Ended
                                                            ------------------               -----------------
                                                      December 31,     December 31,    December 31,     December 31,
                                                          1998             1999            1998            1999
                                                          ----             ----            ----            ----
Sales                                                  $  46,137        $  57,312        $ 135,483        $ 155,991

Cost of Sales                                             37,376           48,131          109,441          128,163
                                                       ---------        ---------        ---------        ---------
Gross Profit                                               8,761            9,181           26,042           27,828

Selling, general and administrative expenses               4,848            5,004           14,398           13,956

Terminated transaction related costs                                                           256
                                                       ---------        ---------        ---------        ---------
Income from operations                                     3,913            4,177           11,388           13,872

Interest expense                                           4,306            4,434           13,002           13,256
                                                       ---------        ---------        ---------        ---------
(Loss) Income before income taxes and extraordinary         (393)            (257)          (1,614)             616
item

(Benefit) Provision for income taxes                                          (14)             231               63
                                                       ---------        ---------        ---------        ---------
Net (loss) income before extraordinary item                 (393)            (243)          (1,845)             553

Extraordinary loss on early extinguishment of debt                                           1,003
                                                       ---------        ---------        ---------        ---------
Net (loss) income                                      $    (393)       $    (243)       $  (2,848)       $     553
                                                       =========        =========        =========        =========

                                  See accompanying notes to consolidated financial statements.

                                        CFP GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In Thousands)
                                                  (UNAUDITED)
                                                                                          Nine Months Ended
                                                                                        Dec. 31,      Dec. 31,
                                                                                          1998          1999
                                                                                          ----          ----
Cash flows from operating activities:
   Net (loss) income                                                                  $ (2,848)       $    553
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                                         4,850           5,627
   Amortization of deferred financing costs and original issue discount                    898             896
   Extraordinary loss on early extinguishment of debt                                    1,003
   Changes in assets and liabilities:
     Accounts receivable                                                                   339          (2,981)
     Inventories                                                                         1,387          (3,290)
     Prepaid expensed and other current assets                                            (113)           (232)
     Accounts payable                                                                   (1,720)           (897)
     Accrued expenses and other current liabilities                                      3,850           2,550
                                                                                      --------        --------
       Net cash provided by operating activities                                         7,646           2,226
                                                                                      --------        --------

Cash flows from investing activities:
   Acquisition of property and equipment                                                (4,385)         (5,218)
   Other assets                                                                           (583)          1,017
                                                                                      --------        --------
       Net cash used in investing activities                                            (4,968)         (4,201)
                                                                                      --------        --------

Cash flows from financing activities:
   Borrowings under revolving loan facility                                              9,144          81,373
   Repayment of revolving loan facilities                                              (10,500)        (79,279)
   Proceeds from issuance of long-term debt                                             14,127
   Repayment of long-term debt and capitalized lease obligations                       (14,495)           (645)
   Deferred financing costs                                                               (615)
   Shareholder notes receivable                                                                           (434)
   Sale of common stock                                                                                    415
                                                                                      --------        --------
       Net cash (used in) provided by financing activities                              (2,339)          1,430
                                                                                      --------        --------
Net increase (decrease) in cash                                                            339            (545)
Cash, beginning of period                                                                1,344           1,820
                                                                                      --------        --------
Cash, end of period                                                                   $  1,683        $  1,275
                                                                                      ========        ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                         $  9,139        $  8,949
     Income taxes                                                                     $    131        $    415

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

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's three month periods ended on the Saturday nearest December 31, 1999 and 1998 were 13 weeks in duration. The Company's nine month periods ended on the Saturday nearest December 31, 1999 and 1998 were 39 weeks in duration. For simplicity of presentation, the Company has described the interim periods and year end period herein as ending on December 31 and March 31, respectively.


NOTE 2: INVENTORIES
     Inventories consisted of the following:

                                         March 31,            December 31
                                           1999                  1999
                                     ------------------    ------------------
                                        (In Thousands)        (In Thousands)
          Raw materials                    $     5,820            $    7,680
          Work-in-process                        3,773                 3,893
          Finished goods                         7,918                 8,785
                                     ------------------    ------------------
                Total                           17,511                20,358
          Reserve                                 (672)                 (229)
                                     ------------------    ------------------
          Inventories, Net                 $    16,839           $    20,129
                                     ==================    ==================


NOTE 3:   LONG-TERM OBLIGATIONS
                                                                                         March 31,        Dec. 31,
                                                                                            1999            1999
                                                                                      ----------------- --------------
                                                                                              (In Thousands)
Long-term obligations consisted of the following:

Senior notes payable, interest at 11.625% payable semiannually, principal due              $   115,000     $  115,000
   January 2004

Term note payable to a bank, interest at a reference rate (8.50% at December 31,
   1999) or Eurodollar rate (5.83% at December 31, 1999) plus 2.25%, interest
   payable monthly, principal payable on May 1, 2002                                            10,000         10,000

Revolving loan payable to a bank, interest at a reference rate (8.50% at December
   31, 1999) or Eurodollar rate (5.83% at December 31, 1999) plus 2.25%, interest
   payable monthly, expires May 1, 2002                                                          5,763          7,857

Term note payable to a bank, interest at a reference rate (8.50% at December 31,
   1999) or Eurodollar rate (5.83% at December 31, 1999) plus 2.25% interest payable monthly, principal quarterly at $89,285.72, principal payable January
   through February 2006                                                                         2,500          2,312

Revenue bond payable to a government financing authority, interest at a reference rate (5.45% at December 31, 1999) not to exceed 18% payable monthly, principal payable annually at $100,000 increasing to $400,000 through
   December 2014                                                                                 4,100          4,100

Notes payable to a government agency, interest at 2%, payable monthly through April
   April 2012, collateralized in a second position on the Company's Philadelphia
   facility                                                                                      1,545          1,476

Note payable to a government agency, interest at 0.5% payable monthly beginning
   February 1999 through July 2005, principal and interest payable in equal monthly installments from August 2005 through January 2012, collateralized in
   a shared third position on the Company's Philadelphia facility                                1,000          1,000

Notes payable to a government agency, interest at 5.25% payable monthly with principal through March 2012, collateralized in a shared first position on the
   Company's Philadelphia facility.                                                                678            650

Notes payable to a government agency, interest at 2%, payable with principal
   monthly through April 2001                                                                      206            138

Capital lease obligations payable in varying monthly installments through 2021, collateralized by buildings and equipment with a net book value of $5,787,000
    at March 31, 1999 and $5,474,000 at December 31, 1999                                        6,216          5,915
                                                                                      ----------------- --------------
Total                                                                                          147,008        148,457
Less current portion                                                                            (1,113)          (816)
                                                                                      ----------------- --------------
Long-term debt                                                                             $   145,895  $     147,641
                                                                                      ================= ==============

NOTE 4:  SEGMENT INFORMATION

The Company does not maintain separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. In accordance with SFAS 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                                                               Three Months Ended December 31, 1999
                                                                          (In Thousands)
                                                  Custom        Quality       Corporate
                                                  Foods          Foods        and Other      Eliminations       Total
                                                  -----          -----        ---------      ------------       -----
Net sales to external customers                 $  26,863      $  30,449                                     $  57,312
Interest expense                                       82            120          4,232                          4,434
Depreciation and amortization expense                 489          1,402             73                          1,964
Segment profit (loss) from operations               2,618          1,725           (166)                         4,177
Long-lived assets                                  26,685         85,918        109,414        (122,734)        99,283
Total segments assets                              42,113        110,984        109,677        (122,734)       140,040
Capital expenditures                                  183          1,169                                         1,352


                                                               Three Months Ended December 31, 1998
                                                                          (In Thousands)
                                                  Custom        Quality       Corporate
                                                  Foods          Foods        and Other      Eliminations       Total
                                                  -----          -----        ---------      ------------       -----
Net sales to external customers                 $  22,238      $  23,899                                     $  46,137
Interest expense                                      232             76          3,998                          4,306
Depreciation and amortization expense                 407          1,164             73                          1,644
Segment profit (loss) from operations               3,255          4,702         (4,044)                         3,913
Long-lived assets                                  27,467         87,122        121,211        (133,848)       101,952
Total segments assets                              39,447        103,813        121,225        (133,848)       130,637
Capital expenditures                                    7          1,139                                         1,146


                                                               Nine Months Ended December 31, 1999
                                                                          (In Thousands)
                                                  Custom        Quality       Corporate
                                                  Foods          Foods        and Other      Eliminations       Total
                                                  -----          -----        ---------      ------------       -----
Net sales to external customers                   $72,025      $  83,966                                     $ 155,991
Interest expense                                      538            368         12,350                         13,256
Depreciation and amortization expense               1,211          4,203            213                          5,627
Segment profit (loss) from operations               8,824          5,539           (491)                        13,872
Long-lived assets                                  26,685         85,918        109,414        (122,734)        99,283
Total segments assets                              42,113        110,984        109,677        (122,734)       140,040
Capital expenditures                                  636          3,565                                         4,201


                                                               Nine Months Ended December 31, 1998
                                                                          (In Thousands)
                                                  Custom        Quality       Corporate
                                                  Foods          Foods        and Other      Eliminations       Total
                                                  -----          -----        ---------      ------------       -----
Net sales to external customers                 $  65,522      $  69,961                                     $ 135,483
Interest expense                                      718            261         12,023                         13,002
Depreciation and amortization expense               1,140          3,497            213                          4,850
Extraordinary item                                                                1,003                          1,003
Segment profit (loss) from operations               8,136          4,078           (826)                        11,388
Long-lived assets                                  27,467         87,122        121,211        (133,848)       101,952
Total segments assets                              39,447        103,813        121,225        (133,848)       130,637
Capital expenditures                                  855          4,113                                         4,968

NOTE 5:  SUBSEQUENT EVENTS AND DISCLOSURE

Stock Repurchase

On January 3, 2000, the Company entered into an agreement with a shareholder to purchase 1,716 shares of common stock and 1,124 option shares on or before June 30, 2000 for a gross price of $500 per share. On January 4, 2000, the Company paid $858,000 for the 1,716 shares of common stock and recorded a liability of $237,000 to account for the planned purchase of the 1,124 option shares. The Company expects to purchase the 1,124 option shares during the Company's first fiscal quarter of Fiscal Year 2001

New California Manufacturing Facility

On January 27, 2000, the Company signed a letter of intent with Cold Supplychain Integrated, Inc. (CSI) to construct a new 60,000 square foot facility in La Habra, California. The Company intends to lease the facility for a minimum of 10 years and will guarantee a minimum level of cold storage volume to CSI over the lease term. The Company plans to relocate all of its operations from its existing Montebello and Vernon locations to the newly built facility which is expected to be completed on or about March 2001.

Customer Bankruptcy Filing

On February 3, 2000, the Company was notified that its customer, Ameriserve Food Distribution, Inc., which is a primary distributor to Arby's, Inc., filed Chapter 11 Bankruptcy proceedings. The Company has approximately $600,000 of accounts receivable outstanding from this customer as of February 3, 2000. Currently, the Company anticipates collecting substantially all of the outstanding balance. Also, the Company has received written assurance from ARCOP, Inc., Arby's purchasing cooperative, that any credit loss resulting from the aforementioned filing will be recouped at a future time. Therefore, the Company believes that it will not be negatively impacted as a result of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended December 31, 1999 compared to Three months ended December 31, 1998.

         Net Sales. Net sales increased by $11.2 million or 24.2% to $57.3 million for the quarter ended December 31, 1999 from $46.1 million for the quarter ended December 31, 1998. Total pounds sold by the Company increased by 25.9% to 35.0 million pounds for the quarter ended December 31, 1999 from 27.8 million pounds for the quarter ended December 31, 1998. The increase in sales was a result of increases in sales at both the Quality Foods and Custom Foods divisions of the Company. Sales of the Company's higher margin value added products increased by 30.7% and 17.9%, respectively, for the Quality Foods and Custom Foods divisions. In addition, sales at the Company's Custom Foods division were bolstered by increased sales to Arby's. The net sales price, on a per pound basis, decreased to $1.64 from $1.66.

         Gross Profit. Gross Profit increased to $9.2 million for the quarter ended December 31, 1999 from $8.8 million for the quarter ended December 31, 1998. This $.4 million increase was due to the increase in sales. The gross margin decreased to 16.0% for the quarter ended December 31, 1999 from 19.0% for the quarter ended December 31, 1998 due to higher meat costs, lower average sales prices, higher fixed operating costs and higher depreciation expense. The lower relative margin is also a result of the increased sales to Arby's, which are priced on a "cost plus" basis and provide lower margins than the Company's other value added products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.0 million for the quarter ended December 31, 1999 and $4.8 million for the quarter ended December 31, 1998. This $.2 million increase was due to an increase in professional fees and bad debt reserves and was reduced by the Company capitalizing certain personnel costs directly related to the implementation of a new enterprise wide system.

         Income from Operations. As a result of the foregoing items, income from operations increased to $4.2 million for the quarter ended December 31, 1999 from $3.9 million for the quarter ended December 31, 1998.

         Interest Expense. Interest expense increased minimally to $4.4 million for the quarter ended December 31, 1999 from $4.3 million for the quarter ended December 31, 1998 primarily as a result of increased borrowings under the Company's revolving credit facility.

         Provision for Income Taxes. Provision for income taxes decreased to $(14,000) for the quarter ended December 31, 1999 from $0 for the quarter ended December 31, 1998.

         Net Income (Loss). Net loss of $243,000 was realized for the quarter ended December 31, 1999 versus a net loss of $393,000 for the quarter ended December 31, 1998 due to the net impact of the foregoing items.

Nine months ended December 31, 1999 compared to Nine months ended December 31, 1998.

         Net Sales. Net sales increased by $20.5 million or 15.1% to $156.0 million for the nine month period ended December 31, 1999 from $135.5 million for the nine month period ended December 31, 1998. Total pounds sold by the Company increased by 18.5% to 94.3 million pounds for the nine months ended December 31, 1999 from 79.6 million pounds for the nine months ended December 31, 1998. The increase in sales was a result of increases at both the Quality Foods and Custom Foods divisions of the Company. Sales of the Company's higher margin value added products increased by 22% and 13.5%, respectively, for the Quality Foods and Custom Foods divisions. In addition, sales at the Company's Custom Foods Division were bolstered by increased sales to Arby's. The net sales price, on a per pound basis, decreased to $1.65 from $1.70 primarily as a result of passing lower raw materials prices to customers of our Custom Foods division who are charged on a "cost plus" basis, primarily Arby's, and lower average sales prices related to sales to Chef America.

         Gross Profit. Gross Profit increased to $27.8 million for the nine months ended December 31, 1999 from $26.0 million for the nine months ended December 31, 1998. This $1.8 million increase was due to the increase in sales. The gross margin decreased to 17.8% for the nine months ended December 31, 1999 from 19.2% for the nine months ended December 31, 1998 due to higher meat costs, primarily at the Company's Quality Foods division, lower average sales prices, higher fixed operating costs, and higher depreciation expense.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $14.0 million for the nine months ended December 31, 1999 from $14.4 million for the nine months ended December 31, 1998. This $.4 million decrease is due primarily to lower expenses reflecting the Company's capitalization of certain personnel costs directly related to the implementation of a new enterprise wide system, lower bonus accrual, and a continued focus on reducing costs.

         Terminated Transaction Related Costs. In the nine months ended December 31, 1998, the Company expensed $256,000 in transactions costs associated with a potential acquisition which was terminated.

         Income from Operations. As a result of the foregoing items, income from operations increased to $13.9 million for the nine month period ended December 31, 1999 from $11.4 million for the period ended December 31, 1998.

         Interest Expense. Interest expense increased minimally to $13.3 million for the nine month period ended December 31, 1999 from $13.0 million for the nine month period ended December 31, 1998 primarily as a result of increased borrowings under the Company's revolving credit facility.

         Provision for Income Taxes. Provision for income taxes decreased to $63,000 for the nine month period ended December 31, 1999 from $231,000 for the nine month period ended December 31, 1998.

         Extraordinary Loss. In the first quarter of fiscal 1999, the Company used proceeds from new borrowings under its Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately $1.0 million was recorded for the nine months ended December 31, 1998. This amount principally consisted of unamortized deferred financing costs.

         Net Income (Loss). Net income of $553,000 was realized for the nine months ended December 31, 1999 versus a net loss of $2.8 million for the nine months ended December 31, 1998 due to the net impact of the foregoing items.

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

         State of Readiness: The Company's Year 2000 readiness program included implementing a new Year 2000 compliant Enterprise Wide System which was successfully implemented at the end of calendar 1999 in the Company's Quality Foods Division. The Company is in the process of implementing the system in the Company's Custom Foods Division, whose prior system was already Year 2000 compliant. The Company has also completed a review of its computer systems and applications and has made required corrections; this includes packaged software used by the Company, which will not be addressed by the new system. The Company has completed performing tests and addressing both potential and actual issues that have been identified with no problems encountered. As part of the Year 2000 program, the Company initiated formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely have been converted on time or that failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company has taken steps to reduce the likelihood that such failures could affect the Company's systems through any electronic communications. Since the beginning of the Year 2000, the Company has not experienced any Year 2000 problems internally or with any third parties.

         Costs to Address the Year 2000 Issue: The Company does not expect that the review and modifications of the Company's current enterprise systems as described above, excluding the cost of implementing the new system, will require material expenditures. The Company's net total expenditures on the Ross System implementation through December 31, 1999 are $1,293,000. The Company currently estimates the aggregate cost of its new system (Ross) is approximately $1,300,000, although the amount could be greater. The cost estimate includes expenditures incurred pursuant to the Company's technology upgrade and business process reengineering programs occurring concurrently but not directly related to Year 2000 issues. In addition, a portion of the estimated total costs of the Ross System implementation will be funded by reallocation of existing resources rather than incurring incremental costs. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs may be material.

         Risks Presented by the Year 2000 Issue: If the company is unable to address all identified system issues, the Company believes risks are minimal with little or no material adverse impact on the operations and financial results and conditions of the Company. However if any third parties who provide goods and services that are critical to the Company's business activities fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations. Responses from material third parties ("External Parties") also indicate a greater degree of Year 2000 compliance than anticipated. At this time, the Company believes that the most reasonably likely "worst-case" scenario relating to Year 2000 involves potential disruptions in areas in which the Company's operations must rely on third parties, such as suppliers, whose systems may not work properly after January 1, 2000. While such system failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failure. Since the beginning of the Year 2000, the Company has not experienced any Year 2000 problems internally or with any third parties.

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

Liquidity and Financial Resources

         The Company's total consolidated indebtedness was $148.5 million at December 31, 1999. Interest payments on the 11.625% Senior Notes and anticipated interest and principal payments under the Loan and Security Agreement represent significant obligations of the Company. The 11.625% Senior Notes require semi-annual interest payments of approximately $6.7 million which commenced in July 1997. Borrowings under the Loan and Security Agreement bear interest at floating rates. Approximately $5.0 million of the revolving credit portion of the Loan and Security Agreement (the "Revolver") is reserved to provide letters of credit supporting the industrial revenue bond issue with respect to Quality Foods' Philadelphia facility and other obligations.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. The Revolver provides for borrowings up to $40.0 million, subject to a borrowing base and other limitations, including amounts outstanding under term loans, letters of credit and other borrowing instruments. At December 31, 1999 approximately $13.3 million was available to the Company for borrowings under the Revolver, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements for the next twelve months will be satisfied through a combination of cash flow from operations and funds available under the Loan and Security Agreement.

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

Item 4.  Subsequent Events and Disclosure

Stock Repurchase

On January 3, 2000, the Company entered into an agreement with a shareholder to purchase 1,716 shares of common stock and 1,124 option shares on or before June 30, 2000 for a gross price of $500 per share. On January 4, 2000, the Company paid $858,000 for the 1,716 shares of common stock and recorded a liability of $237,000 to account for the planned purchase of the 1,124 option shares. The Company expects to purchase the 1,124 option shares during the Company's first fiscal quarter of Fiscal Year 2001

New California Manufacturing Facility

On January 27, 2000, the Company signed a letter of intent with Cold Supplychain Integrated, Inc. (CSI) to construct a new 60,000 square foot facility in La Habra, California. The Company intends to lease the facility for a minimum of 10 years and will guarantee a minimum level of cold storage volume to CSI over the lease term. The Company plans to relocate all of its operations from its existing Montebello and Vernon locations to the newly built facility which is expected to be completed on or about March 2001.

Customer Bankruptcy Filing

On February 3, 2000, the Company was notified that its customer, Ameriserve Food Distribution, Inc., which is a primary distributor to Arby's, Inc., filed Chapter 11 Bankruptcy proceedings. The Company has approximately $600,000 of accounts receivable outstanding from this customer as of February 3, 2000. Currently, the Company anticipates collecting substantially all of the outstanding balance. Also, the Company has received written assurance from ARCOP, Inc., Arby's purchasing cooperative, that any credit loss resulting from the aforementioned filing will be recouped at a future time. Therefore, the Company believes that it will not be negatively impacted as a result of this filing.

Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 31, 1999. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:

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

                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                      Custom Food Products, Inc.
                                                                       QFAC, LLC

         February ___, 1999
                                         ---------------------------------------
                                                 Eric W. Ek
                                                 Senior Vice President,
                                                   Chief Financial Officer and
                                                   Secretary of CFP Group, Inc.
                                                   and CFP Holdings, Inc. and
                                                   its subsidiaries