Form 10-Q/A
period 1999-12-31
CFP HOLDINGS INC
filed 2000-02-14
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

Revenue bond payable to a government financing authority, interest at a reference rate (6.00% at December 31, 1999) not to exceed 18% payable monthly, principal payable annually at $100,000 increasing to $400,000 through
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

On January 27, 2000, the Company signed a letter of intent with Cold Supplychain Integrated, Inc. (CSI) to construct a new 60,000 square foot facility in La Habra, California. The Company intends to lease the facility for a minimum of 10 years and will guarantee a minimum level of cold storage volume to CSI over the lease term. The Company plans to relocate all of its operations from its existing Montebello and Vernon locations to the newly built facility which is expected to be completed in the quarter ending June 2001.

Customer Bankruptcy Filing

On February 3, 2000, the Company was notified that its customer, Ameriserve Food Distribution, Inc., which is a primary distributor to Arby's, Inc., filed Chapter 11 Bankruptcy proceedings. The Company has approximately $700,000 of accounts receivable outstanding from this customer as of February 3, 2000. Currently, the Company anticipates collecting substantially all of the outstanding balance. Also, the Company has received written assurance from ARCOP, Inc., Arby's purchasing cooperative, that any credit loss resulting from the aforementioned filing will be recouped at a future time. Therefore, the Company believes that it will not be negatively impacted as a result of this filing.

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

On January 27, 2000, the Company signed a letter of intent with Cold Supplychain Integrated, Inc. (CSI) to construct a new 60,000 square foot facility in La Habra, California. The Company intends to lease the facility for a minimum of 10 years and will guarantee a minimum level of cold storage volume to CSI over the lease term. The Company plans to relocate all of its operations from its existing Montebello and Vernon locations to the newly built facility which is expected to be completed in the quarter ending June 2001.

Customer Bankruptcy Filing

On February 3, 2000, the Company was notified that its customer, Ameriserve Food Distribution, Inc., which is a primary distributor to Arby's, Inc., filed Chapter 11 Bankruptcy proceedings. The Company has approximately $700,000 of accounts receivable outstanding from this customer as of February 3, 2000. Currently, the Company anticipates collecting substantially all of the outstanding balance. Also, the Company has received written assurance from ARCOP, Inc., Arby's purchasing cooperative, that any credit loss resulting from the aforementioned filing will be recouped at a future time. Therefore, the Company believes that it will not be negatively impacted as a result of this filing.

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