Form 10-K405
period 2000-03-31
CFP HOLDINGS INC
filed 2000-06-23
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                          FORM 10-K
(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

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

                                      [ x ]

All the outstanding shares of CFP Holdings, Inc., Custom Food Products, Inc. and QF Acquisition Corp. are owned by CFP Group, Inc. The aggregate market value of the voting and non-voting common equity of CFP Group, Inc. held by non affiliates as of June 15, 2000 using an assumed value of $500.00 per share are as follows:

               Class                                   Aggregate Market Value
               -----                                   ----------------------
Voting Common Stock - Class A                                   --
Non voting common stock - Class A                           $2,701,500
Non voting common stock - Class B                            $239,500

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  There is no public trading market for shares of the registrants Common Stock.

                     Class                          Outstanding at June 15, 2000
                     -----                          ----------------------------
Voting Common Stock - Class A, $.01 par value                 14,705
Non-voting common stock - Class A, $.01 par value              9,859
Non-voting common stock - Class B, $.01 par value              3,865

                                 CFP GROUP, INC.
                               CFP HOLDINGS, INC.
                           CUSTOM FOOD PRODUCTS, INC.
                                   QFAC, LLC.

               Form 10-K for the Fiscal Year Ended March 31, 2000

                                TABLE OF CONTENTS


PART I                                                                    PAGE #
         Item 1.  Business                                                   3
         Item 2.  Properties                                                16
         Item 3.  Legal Proceedings                                         17
         Item 4.  Submission of Matters to a Vote of Security Holders       17

PART II

         Item 5.  Market for Registrant's Common Stock and Related
                  Stockholder Matters                                       17
         Item 6.  Selected Financial Data                                   19
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                        20
         Item 7A. Quantitative and Qualitative Disclosures about
                  Market Risk                                               26
         Item 8.  Financial Statements and Supplementary Data               27
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    27

PART III

         Item 10. Directors and Executive Officers of the Registrant        27
         Item 11. Executive Compensation                                    29
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                            38
         Item 13. Certain relationships and related transactions            39

PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                               41

SIGNATURES                                                                  47

Special Note Regarding Forward Looking Information

         CFP Group, Inc. ("CFP Group") and it's subsidiaries (such subsidiaries, together with CFP Group, being sometimes hereinafter collectively referred to as the "Company"), or their representatives, may make forward looking statements, oral or written, including statements in this Annual Report on Form 10-K, press releases and other filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in customers, the Company's business strategy, financial position and other plans and objectives for future operations. Certain matters discussed may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are set forth under "Factors Affecting Future Performance" in Item 1 and elsewhere in this Annual Report on Form 10-K, as well as factors contained in the Company's other filings with the Commission.

         All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Part I

         Item 1.  Business

                  History

                           CFP Group,  Inc.  became the parent of CFP  Holdings,
                  Inc. ("CFP Holdings") on December 31, 1996 after the recapitalization of CFP Holdings. CFP Holdings was formed in 1993 by First Atlantic Capital, Ltd. ("First Atlantic"), a private investment firm specializing in acquiring and building middle market companies, and commenced operations on April 1, 1993 after acquiring all of the outstanding stock of Center of the Plate Foods, Inc. ("Center of the Plate"), and all significant operating assets of Best Western Foods, Inc. ("Best Western"). Today, these two companies are known as Custom Foods, Inc. On December 31, 1996 CFP Holdings acquired Quality Foods, L.P. and its general partner, QF Acquisition Corp. (collectively "Quality Foods"). On June 28, 1999, QF Acquisition Corp. was reorganized as a limited liability company under the name QFAC, LLC for tax and business purposes. Quality Foods is one of the leading manufacturers of sandwich steak products in the United States.

                           In March 1998, William Del Chiaro was named President
                  and CEO of Quality Foods. In May 1998, William Del Chiaro was appointed to President and CEO of CFP Group, Inc. Concurrent with Mr. Del Chiaro's appointment, Mr. Richard Griffith, then the President and CEO of Custom Foods, agreed to retire at the end of June 1998 and remain on the Board of Directors. Mr. Griffith resigned from the Board of Directors effective December 31, 1999. In addition, Mr. Robert Gioia, previously the President and CEO of CFP Group, agreed to continue as an active member of the Board of Directors and agreed to become a consultant to the Company effective June 30, 1998.

                           Since his  appointment  as President and CEO, Mr. Del
                  Chiaro has established and implemented strategic and tactical plans for the Company contained within the Company's Long Range Plan document published in April of 1998. This document is the guiding factor in the Company's direction and is reviewed several times per year and altered as appropriate. Mr. Del Chiaro's focus for the Company centers on continued sustainable growth. To achieve this objective a more focused Sales and Marketing Organization was put in place. The Sales and Marketing Organization has been significantly expanded over the past few years. In Fiscal Year 2000, Mr. Del Chiaro focused on and completed the successful consolidation of the Company under one Management Team and built an infrastructure to support the future growth of the Company. This was completed by strengthening the Senior Management by hiring Key Officers and Directors, and implementing a new Company wide computer system. Additionally, the Company has initiated and planned construction for a new facility in California that will produce all of the Company's products and house the Company's Research and Development Center. During Fiscal Year 2001, the Company will increase its focus on operations to offset the expected increases in raw material prices. New York Consulting Partners, experts in operational efficiencies, have been retained to improve yields and overall operations, including implementing specific standards and procedures associated with the Company's Philadelphia operations, then to be expanded to Kentucky and California. Eric Ek, the Company's CFO since 1993, was promoted to Executive Vice President of Corporate Development. Mr. Ek will oversee the building of the California Facility that will supply the additional capacity to support the Company's planned growth into the future.

                  General

                           The Company is a leading developer,  manufacturer and
                  marketer of value-added meat, poultry, and pork products sold to the foodservice industry and manufacturers of packaged foods. The Company provides a wide range of pre-cooked and uncooked products, including beef and chicken sandwich steaks; beef, pork and poultry meat rolls used in further processing; charbroiled products and crumble toppings; barbecue-flavored meats; and meatballs. The Company manufactures higher margin specialty products that provide superior quality and performance for the end-user and that are typically custom-formulated to meet specific customer requirements. In the foodservice industry, the Company supplies some of the country's leading restaurant chains and outlets, including Subway, Arby's , Great Steak & Potato Company, Domino's Pizza, Inc., Wal-Mart Stores, Inc., and Nathan's Famous Inc.. The Company also serves many of the country's leading packaged foods manufacturers, including Chef America, Oscar Mayer, Schwan's Sales Enterprises Inc., Kraft Foods Inc. and McLane Company, Inc. The Company believes that its proprietary recipes and manufacturing processes, national presence and long-standing customer relationships pose barriers to entry for other manufacturers seeking to provide competitive products. The Company is comprised of two operating subsidiaries, Quality Foods and Custom Foods.

                  Quality Foods

                           Quality  Foods  is  one  of  the  country's   leading
                  manufacturers of pre-cooked and uncooked, thinly-sliced beef used primarily in Philadelphia-style steak sandwiches. It also supplies sliced chicken products and pre-cooked and uncooked meatballs. Quality Foods serves the foodservice industry, with particular emphasis on Quick Service Restaurants ("QSRs"), sandwich chains and family dining establishments. For over eleven years, Quality Foods has been the primary, and is now, the exclusive supplier of pre-cooked beef to the Subway restaurant chain for its popular steak and cheese sandwich. Quality Foods employs a proprietary forming and freezing process that, the Company believes, produces a product with excellent flavor and visual appearance, as well as superior yield when cooked.

                           In June 1997,  the Company  entered into a three-year
                  supply agreement with Subway, subsequently extended to May 31, 2001. The agreement which called for fixed pricing for the first year, allows for price adjustments every six months thereafter based on the historical average cost of raw materials plus a margin which covers the Company's processing costs and profit. This agreement established Quality Foods as the exclusive supplier to Subway for the "Steak & Cheese" product. Prior to this agreement, Quality Foods had substantially all of the volume and has since supplied all of Subway's needs for this product. Sales to Subway were $36.3million, 20% of total Company sales, in fiscal year 1998; $39.2 million, 21% of total Company sales, in fiscal year 1999, and $47.5 million, 21% of total Company sales, in fiscal year 2000. The Company is currently in negotiations to renew its supply contract with Subway and will continue to operate under the same economic terms of the expired agreement for the next twelve months or until a new contract has been finalized. See "Factors Affecting Future Performance - Importance of Key Customers."

                  Custom Foods

                           Custom  Foods  develops,   manufactures  and  markets
                  pre-cooked meat, poultry, and pork products sold primarily to manufacturers of branded and private label packaged foods, also referred to as "consumer products" users, and is also a major supplier of frozen, uncooked beef product to the Arby's restaurant chain. Custom Foods' pre-cooked products include a variety of pork, beef, chicken and turkey items such as meat rolls used in further processing; barbecue products; Mexican specialties; charbroiled patties and crumble toppings. Custom Foods focuses on sales to manufacturers of frozen and refrigerated convenience foods, including items in the fast-growing hand-held foods segment. Custom Foods is the largest supplier of custom-formulated meat and poultry fillings to Chef America for use in substantially all of its microwave sandwich product lines. Chef America has accounted for a majority of Custom Foods' sales of pre-cooked products for each of the past several years. See "Factors Affecting Future Performance - Importance of Key Customers." Sales to Chef America were $28.1 million, 15% of total Company sales, in fiscal year 1998; $24.3million, 13% of total Company sales, in fiscal year 1999, and $26.1 million, 12% of total Company sales, in fiscal year 2000. The Company supplies Chef America under a one year pricing arrangement whereby volumes are estimated but not guaranteed and prices are fixed for twelve calendar months. Chef America operates on a calendar year basis and has issued purchase orders for products from the Company for the 2000 calendar year at similar prices and volumes as the Company sold to Chef America during calendar 1999. In addition, Custom Foods is also a major supplier to the Arby's restaurant chain. Custom Foods supplies Arby's under a five year supply agreement, which expires in May 2004, and is reported to be the only five year beef supply contract ever awarded by ARCOP (Arby's Purchasing Cooperative). Sales to Arby's were $47.1 million, 26% of total Company sales, in fiscal year 1998; $45.3 million, 25% of total Company sales, in fiscal year 1999; and $50.2 million, 24% of total Company sales, in fiscal year 2000. While sales growth occurred at both Chef America and Arby's in fiscal 2000 over the prior fiscal year, sales from other existing customers and new customers grew at an increasing rate. As a result, Chef America and Arby's sales, while increasing, represent a decreasing percentage of total company sales from the prior fiscal year, further reducing dependence on these key customers.

                           As a result of  increased  sales  resulting  from new
                  customers and the growth of current customers, the Company significantly broadened its operations with the opening and subsequent expansion of a new facility in Kentucky and, most recently, planning construction of a new facility in California to operate as the Company's flagship manufacturing plant and Research and Development center. During the quarter ended March 31, 2000, the Company signed a letter of intent with Cold Supplychain Integrated, Inc. (Integrated) to construct a new facility in La Habra, California. The Company will produce the sandwich steak product, currently produced only by the Company's Pennsylvania facility. The new facility is planned to have the capability to produce all of the Company's current and future products, thus making this site a natural choice for the Research and Development center. The Company intends to lease the facility for a minimum of 10 years and will guarantee a minimum level of cold storage volume to Integrated over the lease term. The Company is currently in final discussions with Integrated to complete the lease agreement and the operating agreement, which will provide for the construction and future operating arrangement of the facility. The Company plans to relocate all of its operations from its existing Montebello and Vernon locations to the newly built facility which is expected to be completed in the quarter ending June 30, 2001 and is expected to encompass 80,000 square feet.

                           On February 3, 2000,  the Company was  notified  that
                  its customer, Ameriserve Food Distribution, Inc., which is a primary distributor to Arby's, Inc., filed Chapter 11 Bankruptcy proceedings. The Company had approximately $700,000 of accounts receivable outstanding from this customer as of the time of the filing. The Company anticipates collecting substantially all of the outstanding balance due to written assurance from

                  ARCOP, Inc., Arby's purchasing cooperative, that any credit loss resulting from the aforementioned filing will be recouped at a future time. Therefore, the Company believes that it will not be negatively impacted as a result of this filing. In addition, another distributor is being used by the Company and the Company does not anticipate an impact on fiscal 2001 sales. Currently, the Company has recouped approximately $175,000 of the outstanding balance.

                  Industry

                  Value-Added Meat and Poultry Processors

                           The  Company is  considered  a  value-added  provider
                  within the meat and poultry industry and is focused on serving the foodservice and consumer products markets. The Company purchases raw cuts of beef, pork, chicken and turkey and processes them into packaged form for further processing or for distribution into the foodservice and retail markets. Various steps including blending, forming, cooking, slicing and mixing with vegetables and flavorings are employed to create consistent products that fulfill specific preparation or processing needs of customers. Industry trends have increased the demand for value-added meat and poultry products like those provided by the Company, including the desire for more uniform and consistent end-products, continuous focus on reduced preparation and/or reduced manufacturing costs and increased food safety concerns.

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

                  Consumer Products

                           The majority of the  Company's  existing and targeted
                  "consumer products" customers are involved in the manufacture of branded and private label packaged foods. The same trends which have contributed to the increase in away-from-home meal preparation have also fueled the growth in easy to prepare, microwave frozen and refrigerated convenience foods. Among the fastest growing segments is the frozen and refrigerated hand-held foods market. This growth has been driven by improved product quality and variety and the increasing need for inexpensive, yet hearty, food items that require minimal preparation. Despite rapid growth, many categories of frozen and refrigerated hand-held foods have achieved minimal household penetration. The Company believes it has been successful in establishing and maintaining supply relationships with certain selected leading manufacturers in this market, including Chef America, and that it is well-suited to service this customer base with a broad line of value-added products which meet its customers needs.

                  Products

                           The Company  manufactures  and markets a wide variety
                  of value-added beef, pork and poultry products for both foodservice and consumer products customers. Products are provided in either "solid-muscle," natural cut form or "restructured" form, whereby natural cuts are ground, blended or emulsified to provide a generally more consistent and lower cost end product. The Company manufactures both pre-cooked and uncooked products in both portion-controlled and bulk form, depending upon the specific preparation, storage or manufacturing needs of the end customer. Various sauces, spices, marinades and vegetable mixtures are also used in certain of the Company's products.

                  Customers and End Purchasers

                           The Company serves several  hundred active  customers
                  including broad line and specialty foodservice distributors, packaged foods manufacturers and major national and regional restaurant chains. Arby's distributors, Subway distributors and Chef America accounted for 24%, 21% and 12% of the Company's net sales, respectively, in fiscal 2000. As the growth rate of these customers continue, dependence on them is diminishing as the Company's customer base expands. See "Factors Affecting Future Performance - Importance of Key Customers."

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

                           The Company's  consumer products  customers  comprise
                  some of the leading packaged food manufacturers in the country. Given the highly customized nature of the Company's products, relationships with our customers are generally maintained at various levels within the Company. The Company believes that it has been able to maintain and expand these relationships through its attention to customer service, by providing products that consistently meet the changing needs of its customers and by remaining cost competitive. The
                  Company believes that once its value-added products are approved as principal ingredients in its customers' end products, there exist high barriers to entry for other manufacturers as long as the Company's overall quality, costs and product support remain competitive.

                  Sales and Marketing

                           During the  Fiscal  Year ended  March 31,  2000,  the
                  Company continued the expansion of the Sales and Marketing Organization under Glenn Myers - Senior Vice President of Sales and Marketing. Mr. Myers has formed 5 arms of the organization to include Field Sales, which is broken into 8 Regions, managing a network of 42 Brokers Nationwide, and a Direct Sales Force in the Company's heartland markets of Philadelphia, Baltimore, Washington, and New Jersey. The 2nd arm of the Organization is Distributor Development, focusing on developing business building programs with the Company's largest Distributors. In Fiscal Year 2000, Mr. Myers established the Business Development Division. One of the strategic intents of the purchasing of Quality Foods by Custom Foods in December of 1996 was to have an organization that sold all the Company's portfolios. The Business Development Division is a group of the Company's most capable Sales and Research & Development Executives whose responsibility is to call on the Company's largest current customers, and develop the Company's business with its largest future prospects as well. This Organization sells all of the Company's products across all divisions. The Sales Operations Department has also been organized into one, handling all the Company's Customer Service, Traffic, and Transportation, etc. In Fiscal Year 2001, Mr. Myers will be initiating yet another arm to the Organization to sell to the Military and International Markets.

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

                  Raw Materials and Suppliers

                           The  Company's  principal  raw  materials  consist of
                  fresh and frozen cuts of beef, pork and poultry, purchased from a variety of local, national and foreign suppliers. In addition, the Company also purchases a variety of spices, binders, sauces and other product additives used in the manufacturing process. The Company often makes forward volume commitments and purchases of raw materials to lock in availability and pricing consistent with its production expectations. The Company has experienced an increase in meat costs during FY 2000 and expects this to continue. Where product pricing is formula based for some of the Company's customers, primarily Arby's, the Company does not believe it will be negatively impacted by these increases as a result of the higher costs being passed through to the customer. However, as raw material prices increase, the Company expects a lag or period of time where the gross margin will decrease before the Company can pass on this increase. The decrease in gross margin is expected to be temporary and the Company plans to increase prices whenever reasonably practicable. The Company expects to be impacted negatively in the near term as raw material prices increase faster than increases in sales prices. Over the long term, the Company plans to manage the gross margin to historical levels. There can be no assurance that the Company will be successful in this regard. To minimize the impact of meat cost fluctuations within the market the Company purchases its raw materials, the Company has developed least cost formulations to use as a hedging strategy to reduce the impact of seasonal cycles and market supply shortages. Least cost formulations allow the Company to use alternative cuts of meat to produce its products without sacrificing quality, consistency, and taste.

                           The Company typically  utilizes a variety of meat and
                  poultry cuts in the manufacture of its restructured products. In its sandwich steak product lines, however, the Company generally purchases beef lifter and loin tail cuts to ensure product quality and consistency throughout the manufacturing process. Lifter meat, and to a lesser extent loin tail, have historically experienced significant price fluctuations during the course of a year based on seasonal buying patterns of large users and product availability relative to other cuts of beef. Whenever possible and economical, the Company purchases larger quantities during the low points in the seasonal cycle, forms the product into an intermediate stage and freezes it for further processing as production requirements dictate. In an effort curtail the impact of seasonal cycles on the Company's capital and raw materials supply needs, least cost formulations are being implemented by the Company to produce its products that are most affected without sacrificing quality.

                           The Company  believes that its beef, pork and poultry
                  raw materials are available from a number of sources at market prices and quantities sufficient to meet its anticipated production needs. The Company does, however, concentrate certain beef and pork purchases to ensure the highest quality and consistency of product and to improve its overall costs. The Company will contract with suppliers to provide product under minimum volume and price commitments in order to ensure a consistent supply of raw materials. With the development of least cost formulations, dependence on key suppliers will be diminished, thereby giving the Company greater leverage and selectivity when making raw material purchases in the open market.

                  Patents and Trademarks

                           The Company has no material  patents or trademarks on
                  which its business depends. However, the Company has branded its steak product under the "Philly Up" brand name. As the Company's branding effort becomes successful and more widely recognized, this brand is expected to become valuable to the Company. During fiscal year 2000, the Company expended a concerted effort to increase brand name recognition for its "Philly-Up" brand name through local and national promotional campaigns.

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

                  Government Regulatory Matters

                           The  Company is subject to  federal,  state and local
                  health laws and regulations that establish standards for the manufacture, storage, labeling and transport of foodstuffs. The United States Department of Agriculture ("USDA") is the regulatory body that is primarily responsible for monitoring the Company's operations. Beef, pork and poultry inspection is mandatory under the jurisdiction of the Food Safety and Inspection Service (a division of the USDA), for meat that is transported across state lines or is otherwise placed in interstate commerce.

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

                  Employees

                           As of March 31, 2000,  the Company had  approximately
                  602 employees. Approximately 328 of the Company's employees are represented by the Teamsters Union under contracts which expire in January 2001 and March 2005. The Company has not experienced a strike during the past eleven years. The contract which expires in March 2005 was recently negotiated and calls for nominal increases in base wages and vacation benefits for the 34 current union employees covered by the contract. There can be no assurance that the Company will be successful in negotiating new contracts in the future.

                  Factors Affecting Future Performance

                           In addition to the other  information  in this Annual
                  Report on Form 10-K, readers are cautioned to carefully consider the following factors that may affect the future operations and performance of the Company.

                  Significant Leverage and Indebtedness Service

                           The  Company  incurred  substantial  indebtedness  in
                  connection with the financing of the acquisition of Quality Foods and is highly leveraged. As of March 31, 2000 the Company had total consolidated indebtedness (including capitalized lease obligations) of approximately $157.9 million and a stockholders' deficiency of $28.8 million. Outstanding debt at March 31, 2000 primarily relates to $115.0 million outstanding principal amount of 11.625% Senior Notes due 2004 (the "Senior Notes") and borrowings under a $40.0 million loan security agreement (the "Loan and

                  Security Agreement"). Subject to the restrictions in the Loan and Security Agreement and the Senior Notes Indenture, the Company and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures and acquisitions and for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                  Importance of Key Customers

                           Certain  customers  are  material to the business and
                  operations of the Company. Arby's distributors, Subway distributors and Chef America accounted for 24%, 21% and 12% of the Company's net sales, respectively, in fiscal 2000. No other customer accounted for as much as 5% of the Company's net sales during the fiscal year.

                           The Company's  prospects will continue to depend upon
                  the success of the Subway and Chef America products that incorporate meats provided by the Company, as well as Subway's and Chef America's retention of the Company as a major supplier. Although the Company believes that it has excellent relationships with these customers and that such relationships are mutually beneficial, the Company does not have a long-term agreement with Chef America and its agreement with Subway expires in June 2000. The Company's agreement with Arby's expires

                  May 2004. The loss of any as a customer, or a significant reduction in the Company's business with any of them, would have a material adverse effect on the Company. For fiscal year 2000, sales to each of these key customers increased from fiscal year 1999, but declined as a percentage of total sales. The Company believes it has a good relationship with all of its customers. However, the loss of business from any key customer could have a negative impact on the Company. Even though sales to these customers is increasing year over year and they represent a significant portion of sales for the Company, dependence on them is diminishing as the Company's customer base expands. In total, these customers represent 61%, 59%, and 57% of total sales for FY 1998, FY1999, and FY2000, respectively.

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

                  Controlling Stockholder

                           Atlantic  Equity  Partners,  LP, a  Delaware  limited
                  partnership ("AEP"), of which First Atlantic is the investment manager, owns 42.2% and 97.2% of the Company's fully-diluted common stock and voting common stock, respectively. As controlling stockholder, AEP is able, subject to certain contractual limitations, to determine the outcome of any corporate transaction or other matter submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of all or substantially all of the assets of the Company, or any of its subsidiaries (including the Company). In addition, AEP has the ability to elect a majority of the Company's Board of Directors and the Boards of Directors of its subsidiaries.

         Item 2.  Properties

                  The  following  table  sets  forth  the  Company's   principal
                  facilities:
                                                              Owned/    Square      Lease
                  Location             Purpose                Leased    Footage     Expiration
                  --------             -------                ------    -------     -----------
                  Philadelphia, PA     Corporate Office and   Owned     150,000
                                       Manufacturing
                  Montebello, CA       Manufacturing          Leased     32,000     March 2003
                  Owingsville, KY      Manufacturing          Leased     38,000     September 2019
                  Vernon, CA           Manufacturing          Leased     20,000     March 2001

                  The Company also has a 45,000 square foot facility in Camden, NJ that was closed in March 1998. The Company is currently in negotiations to sell this property.

                           During the quarter ended March 31, 2000,  the Company
                  signed a letter of intent with Cold Supplychain Integrated, Inc. (Integrated) to construct a new food processing facility in La Habra, California. The Company intends to lease the facility for a minimum of 10 years and will guarantee a minimum level of cold storage volume to Integrated over the lease term. The Company is in the final stages of negotiating a definitive lease agreement for an 80,000 square foot facility under the terms of the letter of intent. Construction is expected to commence in the quarter ending September 2000. The Company plans to relocate all of its operations from its existing Montebello and Vernon locations to the newly built facility which is expected to be completed in the quarter ending June 2001.

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


Part II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                           There is no established public trading market for the
                  Company's Voting Class A Common Stock, Nonvoting Class A Common Stock or Nonvoting Class B Common Stock. As of March 31, 2000 there were 7 holders of record of Voting Class A Common Stock, there were 15 holders of record of Nonvoting Class A Common Stock and there were 14 holders of record of Nonvoting Class B Common Stock. The Company has not declared dividends in the last three fiscal years and does not anticipate doing so in the foreseeable future. For additional information, see "Security Ownership of Certain Beneficial Owners and Management" in this Annual Report of Form 10-K.

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

                                    During fiscal year 2000,  the Company issued
                           shares in connection with certain employees electing to exercise their options to purchase Company stock. Also, the Company repurchased company stock from former employees. With respect to the issuance of shares to certain employees, the Company issued 674 shares of its Nonvoting Class A shares for $194,799 and issued 984 shares of its Nonvoting Class B shares for $412,762. The Company received Promissory Notes in the amount of $532,415 as consideration. Regarding the repurchase of shares from former employees, the Company entered into an agreement with a shareholder to purchase 1,716 shares of common stock and 1,124 option shares on or before June 30, 2000 for a gross price of

                           $500 per share. On January 4, 2000, the Company paid $858,000 for the 1,716 shares of common stock. The Company subsequently purchased the remaining 1,124 option shares in April 2000. In addition, two former employees had their shares repurchased by the Company for $193,000 and cancelled a Promissory Note for $82,000 in connection with the transaction. During April 2000, the Company purchased 100 shares of common stock for $500 per share from an employee of the Company.

                           All of the  aforementioned  issuances  were  made  in
                  reliance upon the exemption from the registration requirements of the Securities Act. of 1933, as amended, contained in
                  Section 4(2) of the Securities Act.

         Item 6.  Selected Financial Data

                           The following selected consolidated financial data of
                  the Company has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements and related notes hereto and the other financial data included elsewhere in this filing.

                                                                               Six
                                                                              Months
                                                 Year Ended                    Ended                     Year Ended
                                                September 30,                 March 31,                  March 31,
                                            1995              1996            1997 (1)        1998           1999           2000
                                         ---------         ---------         ---------      ---------      ---------      ---------
Statement of Operations Data:

Net sales                                $  61,543         $  65,996         $  60,529      $ 181,378      $ 183,164      $ 211,282
Cost of sales                               49,868            53,818            52,276        152,484        147,518        174,969
                                         ---------         ---------         ---------      ---------      ---------      ---------
Gross profit                                11,675            12,178             8,253         28,894         35,646         36,313
Selling, general and
  administrative
  expenses                                   6,700             5,512             7,474         17,156         20,411         18,670
Other charges                                                  4,996(2)
                                         ---------         ---------         ---------      ---------      ---------      ---------
Income from operations                       4,975             1,670               779         11,738         15,235         17,643
Interest expense                             2,632             3,232             4,681         17,236         17,322         17,914
                                         ---------         ---------         ---------      ---------      ---------      ---------
Income (loss) before
  income taxes and
  extraordinary items                        2,343            (1,562)           (3,902)        (5,498)        (2,087)          (271)
Provision (benefit)
  for income taxes                           1,189              (409)             (541)            30            467           (350)
                                         ---------         ---------         ---------      ---------      ---------      ---------
Income (loss) before
  extraordinary item                         1,154            (1,153)           (3,361)        (5,528)        (2,554)            79
Extraordinary loss on
  early extinguishment
  of debt                                                                       (4,489)(3)                    (1,003)(4)
                                         ---------         ---------         ---------      ---------      ---------      ---------
Net income (loss)                        $   1,154         $  (1,153)        $  (7,850)     $  (5,528)     $  (3,557)     $      79
                                         =========         =========         =========      =========      =========      =========
Other Data:

EBITDA (5)                               $   6,685         $   3,758         $   3,026      $  18,484      $  22,224      $  25,548
Net cash provided by
  (used in) operating
  activities                                 4,382               135             3,477            661          4,244         (4,340)
Net cash used in
  investing activities                      (1,785)           (1,811)          (67,293)        (3,754)        (6,643)        (6,922)
Net cash (used in)
  provided by
  financing activities                      (2,807)            2,168            65,462          2,298          2,875         10,048
Depreciation and
amortization                                 1,710             2,088             2,236          6,732          6,733          7,681
Interest expense                             2,632             3,232             4,681         17,236         17,322         17,914


Capital expenditures                         5,054             3,009             1,674          5,489          6,104          7,038
Ratio of earnings to
  fixed charges (6)                           1.83x
Balance Sheet  Data:

Working capital                          $   2,754         $   3,153         $  14,702      $  15,373      $  18,093      $  30,236
Total assets                                30,148            32,203           132,822        133,079        136,404        148,152
Total debt, redeemable
  preferred stock and
  redeemable common
  stock                                     19,526            23,223           142,174        145,818        149,327        159,772
Total stockholders
  equity (deficiency)                        5,884             4,020           (19,383)       (24,959)       (28,516)       (28,834)

         (1) In March 1997, the Company changed its fiscal year end from the Saturday closest to September 30 to the Saturday closest to March 31.

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

         (6) In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest (which includes amortization of deferred financing costs) and one-third of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest. A ratio of earnings to fixed charges is not presented for the year ended September 30, 1996, the six months ended March 31, 1997 or the years ended March 31, 1998, 1999, and 2000, as earnings were not adequate to cover fixed charges. The deficiency of earnings to cover fixed charges were $1.6 million for the fiscal year ended September 30, 1996, $3.9 million for the six month period ended March 31, 1997, $5.5 million for the fiscal year ended March 31, 1998, $2.1 million for the fiscal year ended March 31, 1999, and $.3 million for the fiscal year ended March 31, 2000.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results from Operations

                  The following table represents the Company's consolidated income statement showing each income statement component as a percentage of net sales.

                                                          Year Ended March 31,
                                                      1998      1999       2000
                                                      -----     -----     -----
Statement of Operations Data:

Net sales                                             100.0%    100.0%    100.0%
Cost of sales                                          84.1      80.5      82.8
                                                      -----     -----     -----
Gross profit                                           15.9      19.5      17.2
Selling, general and administrative expenses            9.4      11.1       8.8
                                                      -----     -----     -----
Income from operations                                  6.5       8.4       8.4
Interest expense                                        9.5       9.5       8.5
                                                      -----     -----     -----
Loss  before income taxes and extraordinary items      (3.0)     (1.1)     (0.1)
Provision (benefit) for income taxes                              0.3      (0.2)
                                                      -----     -----     -----
(Loss) Income before extraordinary item                (3.0)     (1.4)      0.1

Extraordinary loss on early extinguishment of debt               (0.5)
                                                      -----     -----     -----
Net (loss) income                                      (3.0)%    (1.9)%     0.1%
                                                      =====     =====     =====

                  Fiscal Year Ended March 31, 2000 compared to the Fiscal Year ended March 31, 1999

                           Net Sales.  Net sales  increased by $28.1  million or
                  15.4% to $211.3 million for the fiscal year ended March 31, 2000 when compared to $183.2 million for the fiscal year ended March 31, 1999. Total pounds sold by the Company increased by
                  19.4 million pounds or 17.9% for the fiscal year ended March 31, 2000 when compared to the fiscal year ended March 31, 1999. This increase was experienced in all products within the Company's product portfolio and is a direct result of the Company's restructuring of the sales organization, and continued investment and execution in its growth and branding strategies. Particularly, sales of the Company's higher margin value-added products increased by 17.1% to $161.1 million for the fiscal year ended March 31, 2000 from $137.9 million for the fiscal year ended March 31, 1999 and sales to Arby's increased by 10.9% to $50.2 million for the fiscal year ended March 31, 2000 from $45.3 million for the fiscal year ended March 31, 1999. In addition, sales to key customers such as Subway and Chef America increased 14.8% and 6.3%, respectively. The net sales price decreased to $1.65 per pound from $1.69 per pound as a result of a product mix shift in the Broiler Line business combined with passing lower raw materials prices to customers who are charged on a "cost plus" basis, primarily Arby's, and a decrease in the average contract prices to Chef America.

                           Gross Profit. Gross profit increased to $36.3 million
                  for the fiscal year ended March 31, 2000 from $35.6 million for the fiscal year ended March 31, 1999. Volume was the key driver for this $700,000 increase in performance over the prior year. The gross margin decreased to 17.2% for the fiscal year ended March 31, 2000 from 19.5% for the fiscal year ended March 31, 1999 and the average gross profit per pound decreased to $0.29 from $0.33 for the same periods, respectively. The primary factors for the decrease include higher raw material costs, lower yields due to production line inefficiencies, higher operating costs as a result of the increased volume over the prior year, and a decrease in the average contract prices to Chef America.

                           Selling,   General   and   Administrative   Expenses.
                  Selling, general and administrative expenses decreased to $18.7 million for the fiscal year ended March 31, 2000 from $20.4 million for the fiscal year ended March 31, 1999. The $1.7 million decrease in expenses is primarily due lower expenses reflecting the Company's capitalization of certain personnel costs directly related to the implementation of the Company's new enterprise wide computer system, lower expense due to unfilled positions, lower compensation related to performance based compensation, and stronger fiscal management, partially offset by an increase sales and marketing expenses primarily as a result of increases in brokerage costs. Included in selling, general, and administrative expense for FY 2000 is a one time charge of $237,142 related to the Company's purchase of 1,124 option shares from a former employee of the Company. See Market for Registrant's Common Equity and Related Stockholder Matters.

                           Income from Operations.  As a result of the foregoing
                  items, income from operations increased to $17.6 million for the fiscal year ended March 31, 2000 from $15.2 million for the fiscal year ended March 31, 1999.

                           Interest Expense. Interest expense increased to $17.9
                  million for the fiscal year ended March 31, 2000 from $17.3 million for the fiscal year ended March 31, 1999. The $600,000 increase is primarily a result of increased borrowings under the Company's revolving credit facility.

                           Income Taxes. An income taxes benefit of $350,000 was
                  recorded for the fiscal year ended March 31, 2000 as compared to a provision of $467,000 for the fiscal year ended March 31, 1999. The primary factors contributing to this were income tax refunds combined with lower state tax obligations resulting from the reorganization of the Company's Pennsylvania subsidiary into a limited liability company.

                           Extraordinary  Loss.  In the first  quarter of fiscal
                  year 1999, the Company used proceeds from borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately $1.0 million was recorded. This amount principally consisted of unamortized deferred financing costs.

                           Net Income. As a result of the foregoing factors, the
                  Company had net income of $79,000 for the year ended March 31, 2000 versus a net loss of $3.6 million for the prior year.

                  Fiscal Year Ended March 31, 1999 compared to the Fiscal Year ended March 31, 1998

                           Net Sales.  Net sales increased by $1.8 million or 1%
                  to $183.2 million for the fiscal year ended March 31, 1999 when compared to $181.4 million for the fiscal year ended March 31, 1998. Total pounds sold by the Company increased by
                  1.6 million pounds or 1.5% for the fiscal year ended March 31, 1999 when compared to the fiscal year ended March 31, 1998. Sales of the Company's higher margin value-added products increased by 2.3% to $137.9 million for the fiscal year ended March 31, 1999 from $134.8 million for the fiscal year ended March 31, 1998 and sales to Arby's decreased by 2.7% to $45.3 million for the fiscal year ended March 31, 1999 from $46.5 million for the fiscal year ended March 31, 1998.The increase in net sales reflects an overall increase in sales of the Company's Quality Foods division, offset in large part by a decrease in sales from the Custom Foods division. The increase in sales at Quality Foods was a result of increases in sales of its value added products. The decrease in net sales at Custom Foods was a result of decreased sales of value added products and the reduced sales prices of its products as a result of the cost plus nature of the contract with Arby's. Approximately $1.2 million of the reduced sales at Custom Foods was a result of the lower prices charged to Arby's due to the lower prices paid for raw materials. The decrease in sales of Custom Foods' value added business was a result of a reduction in sales to one of Custom Foods largest customers, Chef America. Commencing with the last quarter of fiscal year 1998 and continuing through the second quarter of fiscal year 1999 sales to Chef America declined. However, as of March 31, 1999, the growth in other value added business of the Company had offset the impact of the decline in sales to Chef America and the comparable quarterly sales to Chef America increased during the quarters ended December 31, 1998 and March 31, 1999. The net sales price decreased to $1.69 per pound from $1.70 per pound as a result of the above changes.

                           Gross Profit. Gross profit increased to $35.6 million
                  for the fiscal year ended March 31, 1999 from $28.9 million for the fiscal year ended March 31, 1998. This $6.7 million increase was primarily due to increased sales and improved efficiencies in operations at the Company's Quality Foods division, as well as lower prices paid for raw materials at both divisions. The gross margin increased to 19.5% for the fiscal year ended March 31, 1999 from 15.9% for the fiscal year ended March 31, 1998 and the average gross profit per pound increased to $0.33 from $0.27 for the same periods, respectively, for the same reasons.

                           Selling,   General   and   Administrative   Expenses.
                  Selling, general and administrative expenses increased by $3.2 million to $20.4 million for the fiscal year ended March 31, 1999 from $17.2 million for the fiscal year ended March 31, 1998. The increase in expenses is primarily due to strategic staffing additions, as the Company invested in its infrastructure to consolidate the Company's businesses to support future sales growth. The Company does not allocate selling, general and administrative Expenses to each of the Company's operating divisions.

                           Income from Operations.  As a result of the foregoing
                  items, income from operations increased to $15.2 million for the fiscal year ended March 31, 1999 from $11.7 million of the fiscal year ended March 31, 1998.

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

                           Extraordinary  Loss.  The Company used  proceeds from
                  borrowings under the Loan and Security Agreement to repay all amounts outstanding under its prior credit agreement. In connection with these repayments, an extraordinary loss on the extinguishment of debt of approximately $1.0 million was recorded in FY1999. This amount principally consisted of unamortized deferred financing costs.

                           Net Loss. A net loss of $3.6 million was incurred for
                  the year ended March 31, 1999 versus a net loss of $5.5 million for the prior year due to the net impact of the foregoing items.

                           Liquidity and Capital Resources.  The Company's total
                  consolidated indebtedness was $158.1 million at March 31, 2000, principally consisting of $115 million in Senior Notes and $29.9 million in borrowings under the Loan and Security
                  Agreement  as well as  various  notes  payable  to  government agencies and capital leases. Borrowings under the Loan and Security Agreement consist of a $10.0 million term loan, $17.8 million of revolving credit borrowings and $2.1 million in equipment loans. As of March 31, 2000, the Loan and Security Agreement provides for a $10.0 million term loan and a revolving credit facility up to $30.0 million, subject to a borrowing base and other limitations, including amounts outstanding under term loans, equipment loans, letter of credit, and other borrowing instruments under the Loan and Security Agreement. All amounts outstanding under the Loan and Security Agreement become due and payable in May 2002. During June 2000, the Company increased its credit facility from $40.0 million to $45.0 million to provide additional working capital.

                           Borrowings under the Loan and Security  Agreement are
                  secured by substantially all of the Company's assets, including a pledge of all the stock of Quality Foods and Custom Foods, are guaranteed by the Company's subsidiaries, which guarantees are secured by substantially all of the assets of the Company's subsidiaries, and are further secured by a pledge of all the stock of CFP Holdings. The Company is also required to maintain a ratio not greater than 2.5 of debt under the Loan and Security Agreement to EBITDA, as defined, to remain in compliance under the agreement.

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

                           The Company entered into a sale leaseback arrangement
                  with The CIT Group (CIT) in April 2000 where CIT purchased and then subsequently leased back to the Company food processing and computer related equipment. The primary purpose of the arrangement was to provide the Company with additional liquidity in the amount of $2.6 million for working capital needs. The term of the agreement is 24 months for computer equipment and 36 months for food processing equipment.

                           Net  cash  used  in  operating  activities  was  $4.3
                  million in fiscal 2000 compared to $4.2 million of net cash provided by operating activities in fiscal 1999. The primary factors of this usage of cash over prior year's provision is the Company's increased investment in inventories and increased accounts receivable, both resulting from the increase in sales in fiscal 2000 and the Company's decision to build up inventories at its fiscal year end. Net cash used in investing activities was $6.9 million in fiscal 2000 compared to $6.6 million in fiscal 1999. Cash provided by financing activities was $10.0 million in fiscal 2000 compared to $2.9 million in fiscal 1999. Cash provided by financing activities was primarily received from borrowings under the Company's credit facility.

                           In  addition  to its debt  service  obligations,  the
                  Company requires liquidity for working capital and capital expenditures. The Company experiences seasonal increases in its working capital as a result of large product promotions and planned inventory increases based upon seasonally low raw material prices.

                           For the fiscal years ended March 31, 2000,  1999, and
                  1998 the Company spent $7.0 million, $6.6 million, and $5.5 million, respectively, on capital expenditures. The Company presently anticipates that its capital expenditures for fiscal 2001 will be between $4.4 million and $8.0 million depending on the needs associated with the Company's new California facility and the timing associated with its opening.

                           The Company's  primary  sources of liquidity are cash
                  flows from operations and borrowings under the Loan and Security Agreement. Based upon the current and anticipated level of operations, the Company believes that its working capital requirements, capital expenditures and debt service requirements will be satisfied through a combination of cash flow from operations and funds available under the Loan and Security Agreement. However, in connection with the opening of its new California facility, the Company may need to evaluate and or revise its existing debt agreements to support its planned growth.

                  Year 2000

                           As of the date of this  report,  the  Company  is not
                  aware of any adverse effects of Year 2000 issues on the Company including its systems and operations.The Company selected a Year 2000 compliant Enterprise Wide System, the Ross Systems Renaissance CS Enterprise Resource Planning System ("Ross System"). The Company expended $1,600,000 on the Ross System implementation through March 31, 2000. The cost includes expenditures incurred pursuant to the Company's technology upgrade and business process reengineering programs occurring concurrently but not directly related to Year 2000 issues. The Company has successfully completed Phase I of the implementation. Phase I entailed replacing systems at risk with the Ross System. Phase II is now underway and it is comprised of replacing all the remaining systems with the Ross System.

                           The  Company  believes  the  conversion  to the  Ross
                  System and Year 2000 project has resulted in the Company being Year 2000 compliant and the Company has not experienced any major Year 2000 problems to date. In addition, the Company is not aware of any material Year 2000 problems experienced by material third parties ("External Parties") and has not received  any  notification  from  External  Parties  to date.
                  However, the Company will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems relating to the leap year, and problems encountered by third parties with whom the Company deals.

                  Inflation

                           Management  does not believe that  inflation  had any
                  material impact upon its business for the fiscal years ended March 31, 2000, 1999, and 1998.

         Item 7A. Quantitative and qualitative disclosures about market risk.

                  Long-term Debt

                           The Company's  exposure to market risk for changes in
                  interest rates relates primarily to the Company's current and future debt obligations.

                           The  table  below  provides  information   concerning
                  long-term  debt  outstanding  at  March  31,  2000,  including principal  amounts  maturing each year,  average interest rate and fair value.

                                                                                                                       Total Fair
                             2001       2002         2003          2004         2005     Thereafter       Total           Value
                           ---------  ---------  ------------  -------------  ---------  -----------  ------------    -------------
11.625%
Senior Notes Average                                           $ 115,000,000                          $115,000,000    $ 105,800,000
Interest Rate Variable        11.625     11.625        11.625%        11.625%
Rate Notes Average         $ 357,000  $ 357,000  $ 29,244,000                                         $ 29,958,000(a)
Interest Rate                   9.00%      9.00%         9.00%
Variable Government Notes  $ 200,000  $ 200,000  $    200,000  $     200,000  $ 200,000  $ 2,952,000  $  3,952,000(a)
Average
Interest Rate                    6.0%       6.0%          6.0%           6.0%       6.0%         6.0%
Fixed Rate Notes           $ 226,000  $ 160,000  $    156,000  $     160,000  $ 165,000  $ 2,310,000  $  3,177,000(a)
Average Interest Rate           2.18%      3.60%         3.50%          3.38%      3.23%        3.23%
Capitalized Leases
Fixed Rates                $ 260,000  $ 311,000  $     64,000  $      69,000  $  82,000  $ 5,060,000  $  5,846,000(a)
Average Interest
Rate                           14.42%     14.62%        14.90%         14.90%     14.90%       14.90%

(a) The carrying value of these debt instruments approximates fair value as either the rate of interest is tied to market rates or, if necessary, the Company believes it could refinance this instrument at similar terms as of March 31, 2000.

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

Name                                Age    Position(s)
----                                ---    -----------
Executive Officers and Directors
Roberto Buaron                      54     Director, Chairman of the Board
William Del Chiaro                  47     Director, President and Chief
                                           Executive Officer
James Long                          57     Director, Vice Chairman and Treasurer
Andrew Kohn                         33     Director
Robert Gioia                        52     Director
David Cohen                         36     Director
Eric Ek                             44     Director, Executive
                                           Vice President, and Secretary
Ronald Gallo                        36     Senior Vice President, Chief
                                           Financial Officer
Glenn Myers                         37     Senior Vice President, Sales and
                                           Marketing

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

                           David  Cohen has been a Director  of CFP Group  since
                  December 1996 and also serves as Vice Chairman of QFAC, LLC. Prior to that he served as President and Chief Operating Officer of Quality Foods since July 1992 and President of a corporation (of which he is the sole stockholder) which was a partner of Quality Foods. Mr. Cohen joined Quality Foods in 1983 and has served in numerous positions, including National Sales Manager, before becoming Chief Operating Officer.

                           Eric Ek was the Vice  President  and Chief  Financial
                  Officer of Custom Foods from July 1993 to August 1998, and a Vice President, Chief Financial Officer and Director of CFP Group from December 1996. In August 1998, he was promoted to Senior Vice President and Chief Financial Officer, and in
                  February 2000 was promoted to Executive Vice President. Previously, Mr. Ek was a Managing Director at Takenaka & Company, a Pacific Rim focused investment banking firm from 1990 to 1993. At Takenaka, Mr. Ek was the Chief Financial
                  Officer of a residential homebuilder and a Chief Administrative Officer for a manufacturing firm. Prior to joining Takenaka, Mr. Ek was employed by KPMG Peat Marwick and Ernst & Young from 1982 to 1990. Mr. Ek is a Certified Public Accountant.

                           Ronald Gallo has been the Vice  President of Business
                  Planning since joining the Company in July 1998 and Senior Vice President of Staff Operations since March 1999. In February 2000, concurrent with Mr. Ek's promotion to Executive Vice President, he was promoted to the Company's Chief Financial Officer. Previously, Mr. Gallo was the director of Planning and Trade Marketing for Sara Lee Corporation's Hillshire Farm & Kahn's Division. Mr. Gallo worked for the Sara Lee

                  Corporation for almost ten years, from 1989 to 1998, holding various positions in a financial capacity. Mr. Gallo earned an M.B.A. from Xavier University in Cincinnati, Ohio in 1996.

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

                           Glenn  Myers has been the Senior  Vice  President  of
                  Sales and Marketing since joining the Company in April 1999. Previously, Mr. Myers was Vice President of National Accounts Sales for Best Foods International. In addition, Mr. Myers held various positions from 1985 to 1996 in Sales, Marketing and Training for Campbell Soup Company. Mr. Myers received a B.A. degree from Oswego State University in 1984.


         Item 11. Executive Compensation

                           The  following  table  sets  forth a  summary  of the
                  compensation earned by the Company's current Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities during the last fiscal year.


                                       SUMMARY COMPENSATION TABLE(1)

                                                                             LONG-TERM
                                                                            COMPENSATION
                                      ANNUAL COMPENSATION               OPTIONS       LTIP       ALL OTHER
                                 FISCAL     SALARY        BONUS         GRANTED      PAYOUTS   COMPENSATION
NAME AND TITLE                    YEAR        ($)          ($)            (#)          ($)          ($)
William Del Chiaro                2000      400,000      400,000          411(4)                25,470(5)
    President and Chief           1999      327,596      271,905        1,589(4)                15,900(5)
    Executive Officer             1998       12,500(3)    75,000(3)
Eric Ek                           2000      230,000       66,820           50(4)                27,182(9)



    Executive Vice                1999      202,000      172,550          200(4)                14,162(9)
    President                     1998      198,950       23,556                                 8,506(9)
Ron Gallo(6)                      2000      149,136       44,740          188(4)                18,644(7)
    Chief Financial Officer       1999       92,500       39,812          350(4)                 6,750(7)
    Senior Vice President         1998
Glenn Myers(10)                   2000      150,000       45,000           50(4)                 9,736(11)
    Senior Vice President of      1999
    Sales and Marketing           1998
David Cohen                       2000      144,200       43,260           50(4)                21,571(8)
    Director(2)                   1999      127,165      103,321          367(4)                13,337(8)
                                  1998      166,792       25,000                                13,337(8)

(1) For purposes of this table, the fiscal years referred to herein mean the 12-month periods ended March 31.

(2)      Mr. Cohen also serves as Vice Chairman of QFAC, LLC.

(3) Became an employee of the Company in March 1998. During 1998, compensation included base salary of $325,000 since his start date of March 18, 1998 and a signing bonus of $75,000. During 1999, Mr. Del Chiaro's salary was increased to $400,000.

(4)      Options granted under the 1998 stock option plan.

(5) For 2000: Consist of $14,400 car allowance, $1,056 excess term life insurance, $7,170 medical and dental insurance, $2,844 disability insurance. For 1999: Consists of $14,400 car allowance and $1,500 excess term life insurance.

(6)      Became an employee of the Company in July 1998.

(7) For 2000: Consists of $9,000 for car allowance, $359 excess term life insurance, $7,486 medical and dental insurance, $1,799 disability insurance. For 1999: Consists of $6,750 for car allowance.

(8) For 2000: Consists of $12,000 for car allowance, $330 excess term life insurance, $7,486 medical and dental insurance, $1,755 disability insurance. For 1999: Consists of $12,000 for car allowance and $1,337 excess term life insurance. For 1998: Consists of $1,337 excess term life insurance and $12,000 car allowance.

(9) For 2000: Consists of $8,900 for car allowance, $10,445 medical and dental insurance, $757 excess term life Insurance and $7,080 in disability insurance. For 1999: Consists of $8,400 for car allowance, $1,020 excess term life insurance and $4,742 in disability insurance. For 1998: Consists of $8,400 for car allowance and $106 excess term life insurance.

(10)     Became an employee of the Company in April 1999.

(11) For 2000: Consists of $396 excess term life insurance, $7,486 medical and dental insurance, $1,854 disability insurance.

                        OPTION GRANTS IN LAST FISCAL YEAR

                           The following table sets forth the options granted to
                  the Named Executive Officers during the last fiscal year under the 1998 stock option plan.

                                 Percent
                                 of Total                                  Potential
                                 Options                               Realizable Value at
                    Number of    Granted                                 Assumed Annual
                    Securities     to                                    Rates of Stock
                    Underlying  Employees   Exercise of                Price Appreciation
                     Options    in Fiscal   Base Price    Expiration    for Option Term
                     Granted      Year        ($/Sh)        Date       5% ($)   10% ($)
                     -------      ----        ------        ----       ------   -------
William Del Chiaro     411        29.0%      289.02       7-1-2009   $215,951   $414,217
Eric Ek                 50         3.5%      289.02       7-1-2009   $ 26,271   $ 50,393
Ron Gallo              188        13.3%      289.02       7-1-2009   $ 98,780   $189,476




Glenn Myers             50         3.5%      289.02       7-1-2009   $ 26,271   $ 50,393
David Cohen             50         3.5%      289.02       7-1-2009   $ 26,271   $ 50,393


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                           The  following  table  sets  forth  information  with
                  respect to the exercise of stock options during the last fiscal year by each of the Named Executive Officers and the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end.

                                                                                   Value of
                                                                Number of         Unexercised
                                  Shares                       Securities        In-The-Money
                                Acquired on                    Underlying         Options At
                                 Exercise                      Options at       March 31, 2000
                                 A Shares        Value       March 31, 2000         ($)(1)
                                   / B         Realized       Exercisable /      Exercisable /
                                  Shares          ($)         Unexercisable      Unexercisable
                                  ------          ---         -------------      -------------
William G. Del Chiaro              0/400          --             0/1,600           0/337,568
Eric Ek                           444/50          --              0/200            0/42,196
Ron Gallo                          0/107          --              0/431            0/90,932
Glenn Myers                        0/60           --              0/240            0/50,635
David Cohen                        0/337          --              0/80             0/16,878

(1) Based on the assumed fair market value of the Common Stock at March 31, 2000 ($500.00 per share), as determined by the Company's Board of Directors.


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

                           The Company has entered into an employment  agreement
                  as amended with Mr. Cohen (the "Cohen Employment Agreement") that expires on December 31, 2001 or on an earlier date in accordance with the terms of the Cohen Employment Agreement. Base compensation under the Cohen Employment Agreement is
                  $125,000 per year plus an annual adjustment beginning in January 1998 based on the Consumer Price Index. Mr. Cohen is also eligible to participate in the Company's annual cash bonus plan that is based upon the achievement of certain annual performance targets, subject to the right to receive a minimum annual cash bonus of $50,000. The Company may terminate Mr. Cohen at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Cohen Employment Agreement). If the Company terminates Mr. Cohen "without cause" (as such term is defined in the Cohen Employment Agreement), Mr. Cohen is entitled to receive, among other things, the aggregate of his base salary and the pro rata portion of his minimum annual bonus through the later of December 31, 2001 or 18 months from the date of termination by the Company. In accordance with the Cohen Employment Agreement, and in conjunction with the adoption of the 1998 Stock Option Plan, Mr. Cohen was granted options to purchase up to 367 shares of Class B Nonvoting Common Stock of CFP Group.

                           The Company has entered into an employment  agreement
                  with Mr. Ek (the "Ek Employment Agreement") that expires on June 30, 2001 or on an earlier date in accordance with the terms of the Ek Employment Agreement. Base compensation under the Ek Employment Agreement is

                  $240,000 per year. Mr. Ek is also eligible to participate in the Company's annual cash bonus plan that is based upon the Company's achievement of certain annual performance targets. The Company may terminate Mr. Ek at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Ek Employment Agreement). If the Company terminates Mr. Ek "without cause" (as such term is defined in the Ek Employment Agreement), Mr. Ek is entitled to receive, among other things, the aggregate of his base salary payable for 12 months from the date of termination by the Company and the pro rata portion of his annual bonus for the fiscal year in which such termination occurred.

                           The Company has entered into an employment  agreement
                  with Mr. Gallo (the "Gallo Employment Agreement) to expire on March 31, 2003 or on an earlier date in accordance with the terms of the Gallo Employment Agreement. Base compensation under the Gallo Employment Agreement is $200,000 per year plus an annual adjustment beginning in July of each year based on the discretion of the compensation committee. Mr. Gallo is also eligible to participate in the Company's annual cash bonus plan which is based upon the Company's achievement of certain annual performance targets. The Company may terminate Mr. Gallo at any time for "cause" or after a specified period upon a "disability" (as such terms are defined in the Gallo Employment Agreement). If the Company terminates Mr. Gallo "without cause" (as such term is defined in the Gallo Employment Agreement), Mr. Gallo is entitled to receive, among other things, the aggregate of his base salary payable for 12 months from the date of termination by the Company and the pro rata portion of his annual bonus for the fiscal year in which such termination occurred.

                  Put Rights of Messrs. Gioia and Cohen

                           Under  the  terms  of  their  respective   employment
                  agreements, each of Messrs. Gioia and Cohen have the right, in connection with the termination of their relationships with the Company under certain circumstances, to sell to CFP Group, and CFP Group is obligated to purchase, the shares of Class B Nonvoting Common owned by them. The price at which such shares may be purchased and sold is intended to be the fair market value thereof as determined by an appraisal. The right of such individuals to sell their shares to CFP Group is subject to the terms and conditions of the then outstanding debt instruments of CFP Group and its subsidiaries.

                  Call Rights of Messrs. Griffith

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

                  EMPLOYEE STOCK OPTION PLAN

                  1995 Stock Option Plan

                           The  Company's  1995 Stock  Option Plan (the  "Option
                  Plan"), which was assumed by CFP Group in December, 1996, provides for the grant of both incentive stock options ("ISOs") and non-qualifying stock options ("NSOs") to directors and employees of, and independent consultants and contractors to, the Company and its subsidiaries. A total of 11,586 shares of Nonvoting Common Stock has been authorized and reserved for issuance under the Option Plan, subject to adjustment to reflect changes in capitalization resulting from stock splits, stock dividends and similar events. As of March 31, 2000, a total of 3,560 shares have been issued upon exercise of options issued under the Option Plan, and options to purchase 220 shares are vested and unexercised.

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

                           ISOs  may  not  be  granted  under  the  plan  to any
                  individual if the
                  effect of such grant would be to permit that person to have the first opportunity to exercise such options, in any calendar year, for the purchase of shares having a fair market value (at the time of the grant of such options) in excess of $100,000. ISOs granted under the Option Plan are intended to have the federal income tax consequences of a qualified stock option. An employee to whom an incentive stock option ;("ISO") which qualifies under Section 422 of the Code is granted will not recognize income at the time of grant or exercise of such Option. However, upon the exercise of an ISO, any excess in the fair market price of the Common Stock over the exercise price constitutes a tax preference item which may have alternative minimum tax consequences for the employee. If the employee sells such shares more than one year after the date of transfer of such shares and more than two years after the date of grant of such ISO, the employee will generally recognize a long-term capital gain or loss equal to the difference, if any, between the sale prices of such shares and the exercise price. In such case, CFP Group will not be entitled to a federal income tax deduction in connection with the grant or exercise of the ISO. If the employee does not hold such shares for the required period, when the employee sells such shares, the employee will recognize ordinary compensation income and possibly capital gain or loss (long-term or short term, depending on the holding period of the stock sold) in such amounts as are prescribed by the Code and the regulations thereunder, and CFP Group will generally be entitled to a Federal income tax deduction in the amount of such ordinary compensation income recognized by the employee.

                           An  employee  to  whom a  nonqualified  stock  option
                  ("NSO") is granted will not recognize income at the time of grant of such option. When such employee exercises such NSO, the employee will recognize ordinary compensation income equal to the excess, if any, of the fair market value, as of the date of option exercise, of the shares the employee receives upon such exercise over the exercise price paid. The tax basis of such shares to such employee will be equal to the exercise price paid plus the amount, if any, includible, in the employee's gross income, and the employee's holding period for such shares will commence on the date on which the employee recognizes taxable income in respect of such shares. Gain or loss upon a subsequent sale of any Common Stock received upon the exercise of a NSO generally would be taxed as capital gain or loss (long-term or short-term, depending upon the holding period of the stock sold). Certain additional rules apply if the exercise price is paid in shares previously owned by the participant. Subject to the applicable provisions of the Code and regulations thereunder, CFP Group will generally be entitled to a Federal income tax deduction in respect of a NSO in an amount equal to the ordinary compensation income recognized by the employee. This deduction will, in general, be allowed for the taxable year of CFP Group in which the participant recognizes such ordinary income. The Board of Directors may amend the Option Plan without stockholder approval in any respect other than any amendment that requires stockholder approval by law or pursuant to the rules of the Code regarding qualified stock options.

                  1998 Stock Option Plan

                           On June 17,  1998 the  Company's  Board of  Directors
                  adopted  a new  incentive  stock  option  program  (the  "1998
                  Plan"), which provides for the grant of both incentive stock options ("ISOs") and non-qualifying stock options ("NSOs") to directors and employees of, and independent consultants and contractors to, the Company and its subsidiaries. A total of 5,525 shares of Nonvoting Common Stock has been authorized and reserved for issuance under the 1998 Plan, subject to adjustment to reflect changes in capitalization resulting from stock splits, stock dividends and similar events. As of March 31, 2000, a total of 984 shares have been issued upon exercise of options issued under the 1998 Plan, options to purchase 677 shares are vested and unexercised, and options to purchase 3,878 are unvested.

                           The  1998  Plan  is  administered  by  the  Board  of
                  Directors or a Stock Option Committee ("the Committee") appointed by the Board of Directors. The Committee has the authority to interpret the 1998 Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the 1998 Plan, provided, among other things, that (a) the exercise price of ISOs granted under the 1998 Plan may not be less than the fair market value of the stock subject to the option on the date of the grant (110% of fair market value if the employee is the beneficial owner of 10% or more of CFP Group's voting securities), (b) the exercise price must be paid in cash, by personal or certified check or by surrendering previously owned shares of nonvoting common stock upon the exercise of the option, (c) the term of the option may not exceed ten years (or five years in the case of an ISO granted to an employee who is the beneficial owner of 10% or more of CFP Group's voting securities), (d) no option is transferable other than by will or the laws of descent and distribution and (e) no option may be granted by a member of the Committee.

                           Upon  the  termination  of an  optionee's  employment
                  (other than by death or disability), such person's options may be exercised during the three-month period following the date of such termination. In the event of the death or disability of an optionee, the option may be exercised by such person or his personal representative during the six month period following the date the optionee ceases to be an employee of the Company by reason of such death or disability. In the event of a Corporate Transaction (as such term is defined in the 1998 Plan), each outstanding option under the Option Plan which is not assumed or replaced with a comparable option from the successor corporation will automatically terminate.

                           ISOs may not be  granted  under  the 1998 plan to any
                  individual if the effect of such grant would be to permit that person to have the first opportunity to exercise such options, in any calendar year, for the purchase of shares having a fair market value (at the time of the grant of such options) in excess of $100,000. ISOs granted under the 1998 Plan are intended to have the federal income tax consequences of a qualified stock option. An employee to whom an incentive stock option; ("ISO") which qualifies under Section 422 of the Code is granted will not recognize income at the time of grant or exercise of such option. However, upon the exercise of an ISO, any excess in the fair market price of the Common Stock over the exercise price constitutes a tax preference item which may have alternative minimum tax consequences for the employee. If the employee sells such shares more than one year after the date of transfer of such shares and more than two years after the dates of grant of such ISO, the employee will generally recognize a long-term capital gain or loss equal to the difference, if any, between the sale prices of such shares and the exercise price. In such case, CFP Group will not be entitled to a federal income tax deduction in connection with the grant or exercise of the ISO. If the employee does not hold such shares for the required period, when the employee sells such shares, the employee will recognize ordinary compensation income and possibly capital gain or loss (long-term or short term, depending on the holding period of the stock sold) in such amounts as are prescribed by the Code and the regulations thereunder, and CFP Group will generally be entitled to a Federal income tax deduction in the amount of such ordinary compensation income recognized by the employee.

                           An  employee  to  whom a  nonqualified  stock  option
                  ("NSO") is granted will not recognize income at the time of grant of such option. When such employee exercises such NSO, the employee will recognize ordinary compensation income equal to the excess, if any, of the fair market value, as of the date of option exercise, of the shares the employee receives upon such exercise over the exercise price paid. The tax basis of such shares to such employee will be equal to the exercise price paid plus the amount, if any, includible, in the employee's gross income, and the employee's holding period for such shares will commence on the date on which the employee recognizes taxable income in respect of such shares. Gain or loss upon a subsequent sale of any Common Stock received upon the exercise of a NSO generally would be taxed as capital gain or loss (long-term or short-term, depending upon the holding period of the stock sold). Certain additional rules apply if the exercise price is paid in shares previously owned by the participant. Subject to the applicable provisions of the Code and regulations thereunder, CFP Group will generally be entitled to a Federal income tax deduction in respect of a NSO in an amount equal to the ordinary compensation income recognized by the employee. This deduction will, in general, be allowed for the taxable year of CFP Group in which the participant recognizes such ordinary income. The Board of Directors may amend the 1998 Plan without stockholder approval in any respect other than any amendment that requires stockholder approval by law or pursuant to the rules of the Code regarding qualified stock options.

         Item 12. Security ownership of certain beneficial owners and management

                  PRINCIPAL STOCKHOLDERS

                           The following  table sets forth  certain  information
                  regarding  the  ownership of the capital stock of CFP Group as of May 31, 2000 with  respect to (i) each person  known by the
                  Company to own  beneficially  more than 5% of the  outstanding shares of any class of its voting capital stock,  (ii) each of the Company's  directors,  (iii) the Named Executive  Officers and (iv) all  directors  and  executive  officers  as a group.
                  Except as otherwise  indicated,  each of the  stockholders has sole  voting  and  investment  power  with  respect  to shares beneficially  owned. Unless otherwise  indicated,  the address for each stockholder is c/o CFP Group,  Inc., 5501 Tabor Road,
                  Philadelphia, Pennsylvania 19120.
                                 Shares of                                         Percentage of
                                   Voting      Percentage                           All Classes
                                   Common       of Voting                            of Common
      Name and Address of         Stock(1)       Common      Shares of Nonvoting    Stock (Fully
        Beneficial Owner          Class A         Stock        Common Stock(1)       -Diluted)
                                                              Class A    CLASS B
  Atlantic Equity Partners,        14,293         97.2%          -          -          42.2%
  L.P. (2)
  Roberto Buaron (3)               14,293         97.2%          -          -          42.2%
  William Del Chiaro                                             -         400          5.9%
  Robert Gioia (4)                   -              -            -        1,081         4.5%
  Ron Gallo                                                                107          1.6%
  Eric Ek                            -              -          1,539       50           5.3%
  David Cohen (5)                    -              -            -        1,418         4.4%
  James Long (6)                    173           1.2%           -          -            *
  Glenn Myers                        -              -                      60            *
  All officers and directors       14,466         98.4%        1,539      3,116        64.8%
    as a group (8 persons)

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

(2)      Address is P.O. Box 847, One Capital  Place,  Fourth Floor,  Grand  Cayman,  Cayman
         Islands, British West Indies. Atlantic Equity Associates,  L.P. ("AEA") is the sole general partner of AEP and as such exercises  voting and/or  investment  power over shares of capital stock owned by AEP,  including the shares of Common Stock held by
         AEP (the "AEP  Shares").  Mr.  Buaron  is the sole  stockholder  of Buaron  Capital
         Corporation  ("BCC").  BCC is the managing  general  partner of AEA. Rodney Limited
         ("Rodney"),  an  indirect  wholly  owned  subsidiary  of  Akros  Finanziana  S.p.a.
         ("Akros"),  is also a general  partner of AEA. As general  partners of AEA, BCC and
         Rodney share voting and/or investment power over, and may be deemed to beneficially own the AEP Shares. BCC and Rodney disclaim any beneficial  ownership of any shares of capital stock owned by AEP,  including the AEP Shares.  Through their respective affiliations  with BCC,  Rodney  and AEA,  Mr.  Buaron and Akros  control  the sole general  partner of AEP and therefore  have the authority to control  voting and/or investment power over, and may be deemed to beneficially  own, the AEP Shares.  Mr.
         Buaron and Akros  disclaim  any  beneficial  ownership  of any AEP Shares.  Certain present and former  employees of First  Atlantic,  an  affiliate of AEP,  owning an additional 412 shares (2.8%) of Class A Voting Stock, have granted AEP the right to vote the shares of Class A Voting Stock  beneficially  owned by them,  accordingly,
         AEP has the right to vote 100% of the voting common stock of CFP Group.

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

(4)      Represents 1,081 shares of Class B Nonvoting Stock owned by Robert D. Gioia, Alison
         Gioia's Trust, Carolyn Gioia's Trust, and Lauren Gioia's Trust.

(5)      Represents 1,081 shares of Class B Nonvoting of Amjor Holdings,  Inc. ("AHI").  Mr.
         Cohen, as the sole  stockholder of AHI,  controls the voting and disposition of the shares  owned by AHI and,  therefore,  is  deemed to  beneficially  own the Class B
         Nonvoting Stock owned by AHI.



(6)      Address is c/o First Atlantic  Capital,  Ltd., 135 East 57th Street,  New York, New
         York  10022.  These  shares are part of the 412 shares  owned by present and former employees of First Atlantic. See note 2 above.


         Item 13. Certain relationships and related transactions

                  CERTAIN TRANSACTIONS

                  Transactions with Certain Stockholders

                           Effective December 31, 1996, the Company entered into
                  a new management consulting agreement with First Atlantic which provides for the annual payment of compensation in the amount of $600,000 plus out of pocket expenses to First Atlantic in exchange for providing management consulting services to the Company and its subsidiaries. Payments under this agreement during fiscal years 1998, 1999, and 2000 were $666,000, $698,000 and $629,000, respectively. Such agreement will continue until December 31, 2003 unless extended pursuant to its terms.

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

                           The  Company and the  Stockholders  shall use its and
                  their best efforts (including any action required to amend the Certificate of Incorporation or By-Laws of the Company) to cause the size of the Board to consist of seven directors (or such other number as a Majority in Interest of AEP Stockholders (as defined in the Stockholders Agreement) shall determine) and to provide that, notwithstanding any vacancies, any corporate action taken by the Board of the Corporation must be approved by at least five directors (or such larger number as shall constitute a majority of the Board).

                           The Stockholders'  Agreement provides that all of the
                  parties to the Stockholders' Agreement other than AEP (each such other party being referred to herein as the "Selling Group") are prohibited from transferring any stock to any person engaged in a business which competes in any manner with the business conducted by CFP Group and its subsidiaries. In addition, subject to certain exceptions, no member of the Selling Group may transfer stock unless it first offers such stock to CFP Group. Should CFP Group fail to accept all or any part of the stock offered for sale, AEP will have the right to purchase all or any part of the stock offered but not accepted for purchase by CFP Group. Should AEP fail to accept all such stock offered for sale, then the Selling Group member may transfer the stock so offered to an Institutional Investor (as such term is defined in the Stockholders' Agreement) or to such other purchaser as shall be approved by AEP (and its transferees).

                           In the  event  that AEP  receives  an  offer  from an
                  unaffiliated third party to purchase more than 50% of the total number of shares of CFP Group then outstanding, AEP shall not transfer any stock unless the terms of such offer are extended to the other stockholders and the other stockholders are given the opportunity to participate on a pro rata basis in such sale.

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

                           3.2      By-laws  of CFP  Holdings  (incorporated  by
                                    reference   to   Exhibit   3.2  of  the  S-4
                                    Registration Statement).

                           3.3 Amended and Restated Certificate of Incorporation of CFP Group (incorporated by reference to Exhibit 3.3 of the S-4 Registration Statement).

                           3.4      By-Laws  of  CFP  Group   (incorporated   by
                                    reference   to   Exhibit   3.4  of  the  S-4
                                    Registration Statement).

                           3.5 Agreement of Merger dated as of June 28, 1999, between QF Acquisition Corp., a Delaware corporation, and QFAC, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2 of the Registrants Form 10-Q for the quarter ended June 30, 1999).

                           3.6 Certificate of Formation of QFAC, LLC issued by the Secretary of State of the State of Delaware on April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Registrants Form 10-Q for the quarter ended June 30,
                                    1999).

                           3.7 Operating Agreement of QFAC, LLC dated June 28, 1999 (incorporated by reference to
                                    Exhibit 3.2 of the Registrants Form 10-Q for the quarter ended June 30, 1999).

                           3.8 By-laws of QFAC, LLC adopted as of June 28, 1999 (incorporated by reference to Exhibit
                                    3.3 of the Registrants Form 10-Q for the quarter ended June 30, 1999).

                           3.9 Amended and Restated Articles of Incorporation of Custom Foods (incorporated by reference to Exhibit 3.7 of the S-4 Registration Statement).

                           3.10     By-laws  of Custom  Foods  (incorporated  by
                                    reference   to   Exhibit   3.8  of  the  S-4
                                    Registration Statement).

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

                           4.2 First Supplemental Indenture dated June 29, 1999, among CFP Holdings, Inc., CFP Group, Inc., Custom Food Products, QFAC, LLC and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 of the Registrants Form 10-Q for the quarter ended June 30, 1999).

                           4.3 Registration Rights Agreement dated January 28, 1997 among CFP Holdings, CFP Group, Custom Foods, QFAC, NCMI and DLJ (incorporated by reference to Exhibit 4.2 of the S-4 Registration Statement).

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

                           10.3 Amendment No. 1 dated September 15, 1997 to Employment Agreement between CFP Holdings, Inc. and David Cohen (incorporated by reference to Exhibit 10.3 of the Registrants Form 10-K for the year ended March 31,
                                    1998).

                           10.4 Employment Agreement dated March 31, 2000 between CFP Holdings and Eric W. Ek (Filed herewith).

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

                           10.14 Loan and Security Agreement Dated May 5, 1998 between Fleet Capital Corporation and
                                    CFP   Holdings,    Inc.

                                    (incorporated by reference to Exhibit 10.1 of the Registrants Form 10-K for the year ended March 31, 1998).

                           10.15 Trademark Collateral Security Agreement dated May 5, 1998 between QF Acquisition Corp. (d/b/a Quality Foods), and Fleet Capital Corporation (incorporated by reference to Exhibit 10.16 of the Registrants Form 10-K for the year ended March 31, 1999).

                           10.16 Patent Collateral Security Agreement dated May 5, 1998 between QF Acquisition Corp. (d/b/a Quality Foods and Fleet Capital Corporation (incorporated by reference to
                                    Exhibit 10.17 of the Registrants Form 10-K for the year ended March 31, 1999).

                           10.17 Patent Assignment of Security dated May 5, 1998 between QF Acquisition Corp. and Fleet Capital Corporation (incorporated by reference to Exhibit 10.18 of the Registrants Form 10-K for the year ended March 31, 1999).

                           10.18 Amendment and Assumption Agreement dated June 28, 1999, among QF Acquisition Corp., QFAC, LLC, CFP Holdings, Inc., Custom Food Products, Inc., and Fleet Capital
                                    Corporation  (incorporated  by  reference to
                                    Exhibit 10.1 of the Registrants Form 10-Q for the quarter ended June 30, 1999).

                           10.19 Pledge and Security Agreement between CFP Holdings, Inc. and Fleet Capital Corporation in respect of Membership Interests of QFAC, LLC (incorporated by reference to Exhibit
                                    10.2 of the Registrants Form 10-Q for the quarter ended June 30, 1999).

                           10.20 Pledge Agreement dated May 5, 1998 between CFP Holdings, Inc. and Fleet Capital Corporation (incorporated by reference to
                                    Exhibit 10.19 of the Registrants Form 10-K for the year ended March 31, 1999).

                           10.21 Pledge Agreement dated May 5, 1998 between CFP Group, Inc. and Fleet Capital Corporation (incorporated by reference to
                                    Exhibit 10.20 of the Registrants Form 10-K for the year ended March 31, 1999).

                           10.22 Consulting Agreement dated June 30, 1998 between CFP Holdings, Inc. and Robert D. Gioia (incorporated by reference to Exhibit
                                    10.1 of the Registrants Form 10-Q for the quarter ended September 30, 1998).

                           10.23 CFP Holdings, Inc. 1995 Stock Option Plan dated March 1, 1995 (incorporated by reference to Exhibit 10.22 of the Registrants Form 10-K for the year ended March 31, 1999).

                           10.24 CFP Group Inc. 1998 Stock Option Plan dated July 15, 1998 (incorporated by reference to
                                    Exhibit 10.2 of the Registrants Form 10-Q for the quarter ended September 30, 1998).

                           10.25 Employment Agreement dated March 31, 2000 between CFP Group, Inc. and Ronald J. Gallo (Filed herewith).

                           10.26 Union Contract dated April 1, 2000 between Wholesale and Retail Food Distribution Teamsters Local Union # 63 and Custom Food Products, Inc. (Filed herewith).

                           10.27 Amendment #3 to Loan and Security Agreement Dated June 5, 2000 between Fleet Capital Corporation and CFP Holdings, Inc. (Filed herewith).

                           10.28 Lease Agreement dated April 18, 2000 between The CIT Group and Custom Food Products, Inc. (Filed herewith).

                           10.29    Lease Agreement dated April 18, 2000 between
                                    The  CIT   Group  and   QFAC,   LLC   (Filed
                                    herewith).

                           12.1 Computation of Ratio of Earnings to Fixed Charges (Filed herewith).

                           21 Subsidiaries of the CFP Group, Inc. CFP Holdings, Inc., A Delaware Corporation Custom Food Products, Inc., a California Corporation QFAC, LLC, a Delaware limited liability company

                           27       Financial Data Schedule (Filed herewith).

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 2000.


                                       CFP GROUP, INC.

                                       By: _____________________________________
                                                   William G. Del Chiaro
                                           President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the 23rd day of June, 2000, by the following persons in the capacities indicated:

                  Name                                  Title
                  ----                                  -----

____________________________________        Chairman of the Board and Director
           Roberto Buaron


____________________________________        President, Chief Executive Officer
        William G. Del Chiaro               and Director


____________________________________        Director
            Robert Gioia


____________________________________        Executive Vice President, Secretary
             Eric W. Ek                     and Director


____________________________________        Vice Chairman of the Board,
            James A. Long                   Treasurer and Director


____________________________________        Director
             David Cohen


____________________________________        Director
             Andrew Kohn


____________________________________        Senior Vice President, Chief
           Ronald J. Gallo                  Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 2000.


                                       CFP HOLDINGS, INC.

                                       By: _____________________________________
                                                   William G. Del Chiaro
                                           President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the 23rd day of June, 2000, by the following persons in the capacities indicated:

                  Name                                  Title
                  ----                                  -----

____________________________________        Chairman of the Board and Director
           Roberto Buaron


____________________________________        President, Chief Executive Officer
        William G. Del Chiaro               and Director


____________________________________        Director
            Robert Gioia


____________________________________        Executive Vice President, Secretary
             Eric W. Ek                     and Director


____________________________________        Vice Chairman of the Board,
            James A. Long                   Treasurer and Director


____________________________________        Director
             David Cohen


____________________________________        Director
             Andrew Kohn


____________________________________        Senior Vice President, Chief
           Ronald J. Gallo                  Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 2000.


                                       CUSTOM FOOD PRODUCTS, INC.

                                       By: _____________________________________
                                                   William G. Del Chiaro
                                           President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the 23rd day of June, 2000, by the following persons in the capacities indicated:

                  Name                                  Title
                  ----                                  -----

____________________________________        Director
           Roberto Buaron


____________________________________        President, Chief Executive Officer
        William G. Del Chiaro               and Director


____________________________________        Director
            Robert Gioia


____________________________________        Executive Vice President, Secretary
             Eric W. Ek                     and Director


____________________________________        Chairman of the Board
            James A. Long                   and Director


____________________________________        Senior Vice President, Chief
           Ronald J. Gallo                  Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 2000.


                                       QFAC, LLC

                                       By: _____________________________________
                                                   William G. Del Chiaro
                                           President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed on the 23rd day of June, 2000, by the following persons in the capacities indicated:

                  Name                                  Title
                  ----                                  -----

____________________________________        Managing Member
           Roberto Buaron


____________________________________        President, Chief Executive Officer
        William G. Del Chiaro               and Managing Member


____________________________________        Managing Member
            Robert Gioia


____________________________________        Executive Vice President, Secretary
             Eric W. Ek                     and Managing Member


____________________________________        Chairman of the Board,
            James A. Long                   and Managing Member


____________________________________        Vice Chairman of the Board and
             David Cohen                    Managing Member


____________________________________        Senior Vice President, Chief
           Ronald J. Gallo                  Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                                         CFP HOLDINGS, INC.
                                           Schedule II - Valuation and Qualifying Accounts

                                                Years Ended September 1995, and 1996
                                                   Six Months Ended March 31, 1997
                                             Years Ended March 31, 1998, 1999, and 2000

                                               Balance at                                                               Balance at
                                               beginning        Charged to         Charged to                              end
      Description                              of period         Expenses            Other            Deductions        of period
      -----------                              ---------         --------            -----            ----------        ---------
Accounts Receivable:                                                          (In Thousands)

Allowance for doubtful accounts

Year ended September 30, 1995                        9               129              --                 --                  138

Year ended September 30, 1996                      138                12              --                 (100)                50

Year ended March 31, 1997                           50                22                50                (29)                93

Year ended March 31, 1998                           93               119               (79)               (18)               115

Year ended March 31, 1999                          115               256              --                   (2)               369

Year ended March 31, 2000                          369               623              --                 (210)               782

                                            ------------------------------------
                                            CFP Group, Inc.

                                            Consolidated Financial Statements as
                                            of March  31,  2000 and 1999 and for
                                            each  of  the  Three  Years  in  the
                                            Period  Ended  March  31,  2000  and
                                            Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CFP Group, Inc.:

We have audited the accompanying consolidated balance sheets of CFP Group, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Los Angeles, California
June 12, 2000

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 March 31,
                                                                                                          --------------------------
ASSETS                                                                                                      2000              1999
                                                                                                                (In Thousands)
CURRENT ASSETS:
  Cash                                                                                                    $    606          $  1,820
  Accounts receivable, net of allowance for doubtful accounts of $782,000 and
    $369,000 at March 31, 2000 and 1999, respectively (Note 2)                                              23,578            15,448
  Inventories (Notes 2 and 4)                                                                               23,897            16,839
  Prepaid expenses and other current assets                                                                    412               692
                                                                                                          --------          --------

            Total current assets                                                                            48,493            34,799

PROPERTY AND EQUIPMENT, Net (Notes 2 and 5)                                                                 33,465            29,922

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  Net (Notes 2 and 3)                                                                                       62,022            65,195

INTANGIBLE AND OTHER ASSETS, Net (Notes 2 and 6)                                                             4,172             6,488
                                                                                                          --------          --------


TOTAL                                                                                                     $148,152          $136,404
                                                                                                          ========          ========

See accompanying notes to consolidated financial statements.

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                               March 31,
                                                                                                     ------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                               2000                 1999
                                                                                                             (In Thousands)

CURRENT LIABILITIES:
  Current portion of long-term obligations (Note 7)                                                  $   1,043            $   1,113
  Accounts payable                                                                                      11,923                8,904
  Accrued expenses and other current liabilities                                                         5,291                6,689
                                                                                                     ---------            ---------

           Total current liabilities                                                                    18,257               16,706
                                                                                                     ---------            ---------

LONG-TERM OBLIGATIONS (Note 7)                                                                         156,890              145,895
                                                                                                     ---------            ---------

COMMITMENTS AND CONTINGENCIES (Notes 12)

REDEEMABLE COMMON STOCK (Note 9)                                                                         1,839                2,319
                                                                                                     ---------            ---------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value; 6,472 shares authorized;
    none issued and outstanding
  Voting common stock - Class A, $.01 par value; 100,000 shares
    authorized; 14,705 shares issued and outstanding                                                     3,196                3,196
  Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized; 9,959 and 11,241 shares issued and outstanding
    (inclusive of 1,350 and 3,011 shares classified as redeemable
    common stock) at March 31, 2000 and 1999, respectively                                               2,330                2,204
  Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized; 3,865 and 3,059 shares issued and outstanding
    (inclusive of 2,162 shares classified as redeemable
    common stock) at March 31, 2000 and 1999, respectively                                                 912                  623
  Stockholders' notes receivable                                                                          (637)                (203)
  Accumulated deficit                                                                                  (34,635)             (34,336)
                                                                                                     ---------            ---------

             Total stockholders' deficiency                                                            (28,834)             (28,516)
                                                                                                     ---------            ---------

TOTAL                                                                                                $ 148,152            $ 136,404
                                                                                                     =========            =========

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------


                                                                                              Year Ended March 31,
                                                                              -----------------------------------------------------
                                                                                2000                  1999                   1998
                                                                                                  (in Thousands)
NET SALES (Note 2)                                                            $ 211,282             $ 183,164             $ 181,378

COST OF SALES                                                                   174,969               147,518               152,484
                                                                              ---------             ---------             ---------

GROSS PROFIT                                                                     36,313                35,646                28,894

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Notes 8, 10 and 13)                                                  18,670                20,411                17,156

                                                                              ---------             ---------             ---------
INCOME FROM OPERATIONS                                                           17,643                15,235                11,738

INTEREST EXPENSE (Note 7)                                                        17,914                17,322                17,236
                                                                              ---------             ---------             ---------

LOSS BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES AND EXTRAORDINARY ITEM                                              (271)               (2,087)               (5,498)

(BENEFIT) PROVISION FOR INCOME TAXES
  (Notes 2 and 11)                                                                 (350)                  467                    30
                                                                              ---------             ---------             ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                              79                (2,554)               (5,528)

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT (Note 7)                                                                      (1,003)
                                                                              ---------             ---------             ---------

NET INCOME (LOSS)                                                             $      79             $  (3,557)            $  (5,528)
                                                                              =========             =========             =========

See accompanying notes to consolidated financial statements.

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED MARCH 31, 2000, 1999 AND 1998 (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                   Nonvoting         Nonvoting
                                              Voting Class A        Class A           Class B
                                               Common Stock       Common Stock      Common Stock   Shareholders'
                                            ----------------  -----------------  ----------------      Notes    Accumulated
                                            Shares   Amount   Shares    Amount   Shares    Amount   Receivable    Deficit     Total

BALANCE, MARCH 31, 1997                      14,705  $ 3,196   11,241  $  2,204    3,321  $   805   $   (337)   $(25,251)  $(19,383)
 Issuance of common stock and
   grant note receivable                                                              72       50        (35)                    15
 Repurchase of common stock and
   cancellation of note receivable                                                  (334)    (232)       169                    (63)
  Net loss                                                                                                        (5,528)    (5,528)
                                            -------  -------  -------  --------  -------  -------   --------    --------   --------
BALANCE, MARCH 31, 1998                      14,705    3,196   11,241     2,204    3,059      623       (203)    (30,779)   (24,959)
  Net loss                                                                                                        (3,557)    (3,557)
                                            -------  -------  -------  --------  -------  -------   --------    --------   --------
BALANCE, MARCH 31, 1999                      14,705    3,196   11,241     2,204    3,059      623       (203)    (34,336)   (28,516)
 Issuance of common stock and
   grant note receivable                                          674       195      984      413       (532)                    76

 Repurchase of redeemable common stock                         (1,716)                                              (378)      (378)

 Repurchase of common stock, cancellation
    of note receivable, and other                                (240)      (69)    (178)    (124)        82                   (111)

  Payments on note receivable                                                                             16                     16

  Net income                                                                                                          79         79
                                            -------  -------  -------  --------  -------  -------   --------    --------   --------
BALANCE, MARCH 31, 2000                      14,705  $ 3,196    9,959  $  2,330    3,865  $   912   $   (637)   $(34,635)  $(28,834)
                                            =======  =======  =======  ========  =======  =======   ========    ========   ========

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Year Ended March 31,
                                                                                          -----------------------------------------
                                                                                           2000             1999             1998
                                                                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $    79          $(3,557)         $(5,528)
  Adjustments to reconcile net income loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                           7,681            6,733            6,732
    Amortization of deferred financing costs                                                1,200            1,199            1,283
    (Gain) loss on sale of equipment                                                          (13)              (9)              15
    Extraordinary loss on early extinguishment of debt                                                       1,003
    Changes in assets and liabilities:
      Accounts receivable                                                                  (8,130)          (3,441)          (1,288)
      Inventories                                                                          (7,058)          (1,255)          (4,378)
      Prepaid expenses and other current assets                                               280              198            1,636
      Accounts payable                                                                      3,019            2,088            1,852
      Accrued expenses and other current liabilities                                       (1,398)           1,285              337
                                                                                          -------          -------          -------

           Net cash (used for) provided by operating activities                            (4,340)           4,244              661
                                                                                          -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                    (7,914)          (6,104)          (4,497)
  Proceeds from sale of property and equipment                                                116                9            1,137
  Other assets                                                                                876             (548)            (394)
                                                                                          -------          -------          -------

           Net cash used in investing activities                                           (6,922)          (6,643)          (3,754)
                                                                                          -------          -------          -------

See accompanying notes to consolidated financing statements.
                                                                                                                         (Continued)

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Year Ended March 31,
                                                                                  -------------------------------------------------
                                                                                    2000                 1999                1998
                                                                                                   (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving loan facility                                        $ 140,892           $  21,263           $  23,000
  Repayment of revolving loan facility                                             (128,840)            (20,500)            (18,500)
  Proceeds from issuance of long-term debt                                                               12,500
  Repayment of long-term debt and capitalized lease
    obligations                                                                      (1,127)             (9,754)             (1,847)
  Deferred financing costs                                                                                 (634)               (308)
  Proceeds from sale of common stock                                                     76                                      15
  Purchase of common stock                                                             (969)                                    (63)
  Collection of shareholders' notes receivable                                           16                                       1
                                                                                  ---------           ---------           ---------
          Net cash provided by financing activities                                  10,048               2,875               2,298
                                                                                  ---------           ---------           ---------

NET (DECREASE) INCREASE IN CASH                                                      (1,214)                476                (795)

CASH, BEGINNING OF PERIOD                                                             1,820               1,344               2,139
                                                                                  ---------           ---------           ---------

CASH, END OF PERIOD                                                               $     606           $   1,820           $   1,344
                                                                                  =========           =========           =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid (received) during the year for:
    Interest                                                                      $  16,706           $  16,128           $  15,386
    Income taxes                                                                       (501)                403                  33

See accompanying notes to consolidated financial statements.
                                                                                                                         (Continued)

CFP GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Year Ended March 31,
                                                                                                         ---------------------------
                                                                                                          2000      1999       1998
                                                                                                               (In Thousands)
SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITY:
  Issuance of employee notes in exchange for nonvoting
    common stock                                                                                         $  532               $   35
  Issuance of nonvoting Class B common stock to
    a financial institution for services rendered in
    1997 and to an employee in 1998                                                                                               50
Cancellation of employee note in exchange for nonvoting
    common stock                                                                                             82
  Acquisition of property and equipment through
    capital lease obligations                                                                                                  1,019

See accompanying notes to consolidated financial statements.
                                                                                                                         (Concluded)

CFP GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.       BUSINESS

         CFP Group, Inc. (the "Company") was incorporated on November 26, 1996 as New CFP Holdings, Inc. and subsequently changed its name to CFP Group, Inc. The Company was formed to recapitalize CFP Holdings, Inc. On December 31, 1996, each person owning capital stock (or options to acquire capital stock) of CFP Holdings, Inc. exchanged his/her equity interests for equivalent interests of capital stock (or options to acquire capital stock) of the Company. CFP Group, Inc. has no operations or assets separate from its investment in its respective subsidiaries and relies on its subsidiaries for its cash flows.

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

         Fiscal Periods - The Company's fiscal year end is the last Saturday of March. For clarity of presentation, the Company discloses its year-end as March 31. All years presented are 52 weeks in duration.

         Revenue Recognition - The Company recognizes revenue as products are shipped.

         Concentration of Credit Risk - Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company has one significant customer that accounted for more than 10% of its sales. Sales to this customer totaled 12%, 13% and 15% of total sales for the years ended March 31, 2000, 1999 and 1998, respectively. Accounts receivable from this customer totaled 7% and 9% of total accounts receivable at March 31, 2000 and 1999, respectively. In addition, pursuant to franchise supply agreements with two different international franchising operations, the Company sells products to authorized distributors, who in turn sell these products to two franchising operations. During the years ended March 31, 2000, 1999 and 1998, approximately 45%, 46% and 46% of sales, respectively, were to such distributors.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         Property and Equipment - Property and equipment are stated at cost. The Company uses the straight-line method of depreciation and amortization for buildings and leasehold improvements and both the straight-line and double-declining methods for all other property and equipment. Depreciation is provided for over the estimated useful lives of the related assets, ranging from 3 to 39 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

         The Company capitalizes all direct costs incurred in the development and installation of new computer and operation systems and construction of new equipment. Such amounts include the costs of materials and other direct construction costs, purchase of computer hardware and software, outside programming and consulting fees and direct employee salaries.

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

         Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is amortized over periods of 20 to 40 years using the straight-line method. Accumulated amortization was $12,158,000 and $8,745,000 as of March 31, 2000 and 1999, respectively (see Note 3).

         Income Taxes - Deferred income taxes are determined based on temporary differences between the financial reporting and income tax bases of assets and liabilities at the balance sheet date, multiplied by the applicable tax rates. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

         Fair Value of Financial Instruments - The fair value of financial instruments, other than long-term debt, closely approximates their carrying values because of their short-term maturity. The estimated fair value of long-term debt, including current maturities, based on references to quoted market prices was below its carrying value by approximately $9.2 million and $18.9 million as of March 31, 2000 and 1999, respectively.

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

         New Accounting pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, SFAS 133 is effective for financial statements issued for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as required in April 2001. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is in the process of evaluating the effect that this new standard will have on its financial statements.

         Reclassification - Certain reclassifications were made to prior year statements to conform to the current year presentation.

3.       BUSINESS ACQUISITIONS

         On December 31, 1996, pursuant to a securities purchase agreement, the Company acquired all of the equity interests in Quality Foods for a total purchase price of $67.1 million, which was composed of cash payments to sellers of $64.0 million less a purchase price adjustment refund received from the sellers of $354,000, the issuance of 2,162 shares of nonvoting common stock - Class B valued at $1.5 million plus acquisition costs of $2.6 million less cash assumed of $600,000. Funds for the acquisition, repayment of certain existing indebtedness, and working capital were primarily provided by $76.0 million in term loans, a $20.0 million revolving credit facility and $25.0 million of subordinated bridge loans. This acquisition has been accounted for under the purchase method, and the results of the operations of Quality Foods have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. This resulted in an excess of cost over net assets acquired of $62.6 million, which is being amortized on a straight-line basis over 20 years.

4.       INVENTORIES

         Inventories consisted of the following:

                                                      March 31,
                                              ------------------------
                                                2000            1999
                                                    (In Thousands)

         Raw materials                        $  8,279        $  5,820
         Work-in-process                         5,602           3,773
         Finished goods                         10,384           7,918
                                              --------        --------

         Total                                  24,265          17,511
         Less reserve                             (368)           (672)
                                              --------        --------

         Inventory, net                       $ 23,897        $ 16,839
                                              ========        ========


5.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                 March 31,
                                                          --------------------
                                                            2000         1999
                                                             (In Thousands)

         Land                                             $    376    $    376
         Building                                           19,644      19,550
         Machinery and equipment                            20,330      15,872
         Office furniture and fixtures                       1,431       1,288
         Leasehold improvements                              2,137       2,110
         Construction in progress                            3,348         371
                                                          --------    --------

         Total                                              47,266      39,567
         Less accumulated depreciation and amortization    (13,801)     (9,645)
                                                          --------    --------

         Property and equipment, net                      $ 33,465    $ 29,922
                                                          ========    ========


6.       INTANGIBLES AND OTHER ASSETS

         Intangible and other assets consisted of the following:

                                                        March 31,
                                                   -------------------
                                                    2000         1999
                                                     (In Thousands)

         Deferred financing costs                  $ 7,835     $ 7,835
         Other assets                                            1,116
                                                   -------     -------
         Total                                       7,835       8,951
         Less accumulated amortization              (3,663)     (2,463)
                                                   -------     -------

         Intangible and other assets, net          $ 4,172     $ 6,488
                                                   =======     =======

7.       LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following:

                                                               March 31,
                                                         ----------------------
                                                           2000          1999
                                                            (In Thousands)

Senior notes payable, interest at 11.625%, payable
   semiannually, principal due January 2004              $ 115,000    $ 115,000
Term note payable to a bank, interest at a reference
   rate (8.75% at March 31, 2000), interest payable
   monthly, principal payable on May 1, 2002                10,000       10,000
Revolving loan payable to a bank, interest at a
   reference rate (8.75% at March 31, 2000), interest
   payable monthly, expires May 1, 2002                     17,815        5,763
Term note payable to a bank, interest at a reference
   rate (8.75% at March 31, 2000), interest payable
   monthly, principal quarterly at $89,285.72,
   principal payable January through February 2006           2,143        2,500
Revenue bond payable to a government financing
   authority, interest at a reference rate (6% at March
   31, 2000) not to exceed 18%, payable monthly,
   principal payable annually at $200,000, increasing
   to $400,000 through December 2014                         3,952        4,100
Notes payable to a government agency, interest at 2%,
   payable monthly through April 2012, collateralized
   in a second position on the Company's Philadelphia
   facility                                                  1,433        1,545
Note payable to a government agency, interest at 0.5%,
   payable monthly beginning February 1999 through July
   2005, principal and interest payable in equal
   monthly installments from August 2005 through
   January 2012, collateralized in a shared third
   position on the Company's Philadelphia facility           1,000        1,000
Notes payable to a government agency, interest at
   5.25%, payable monthly with principal through March
   2012, collateralized in a shared first position on
   the Company's Philadelphia facility                         640          678

Notes payable to a government agency, interest at 2%,
   payable with principal monthly through April 2001           104          206

Capital lease obligations payable in varying monthly
   installments through 2021, collateralized by
   buildings and equipment with a net book value of
   $5,383,000 and $5,787,000 at March 31, 2000 and
   1999, respectively                                        5,846        6,216
                                                         ---------    ---------
Total                                                      157,933      147,008
Current portion                                             (1,043)      (1,113)
                                                         ---------    ---------
Long-term debt                                           $ 156,890    $ 145,895
                                                         =========    =========


         The senior notes payable are senior unsecured obligations that rank pari passu in the right of payment with all other existing and future senior debt of the Company. The senior notes payable provide limitations on the sale or transfer of the Company's subsidiaries and also provide for the holders of the notes to require the Company to purchase the notes upon a change in control of the Company. The senior notes payable contain certain financial covenants, including limitations on incurring additional debt, payments to stockholders, capital stock transactions and transactions with affiliates. At March 31, 2000, no amounts were available for dividend payments. The Company may redeem the notes prior to maturity, subject to certain redemption premiums. The senior notes payable are obligations of CFP Holdings and are, jointly and severally, unconditionally guaranteed in full by CFP Group and each of CFP Holdings' subsidiaries.

         In May 1998, the Company entered into a $40.0 million loan and security agreement (the "Loan and Security Agreement") with a financial institution providing for revolving credit loans (the "Revolver") and term loan options. Maximum borrowings under the Revolver cannot exceed $40.0 million, limited to a borrowing base and other limitations, including amounts outstanding under term loans, letters of credit and other borrowing instruments under the Loan and Security Agreement. At March 31, 2000, the Company had $18 million outstanding under the revolver and $10.0 million outstanding under term loans. All amounts outstanding under the Loan and Security Agreement become due and payable in May 2002. Subsequent to March 31, 2000 the Company increased the Loan and Security Agreement to $45.0 million, limited to similar terms as mentioned herein.

         In 1999, the Company repaid all amounts outstanding under an existing bank borrowing arrangement with advances under the Loan and Security Agreement. In connection with this repayment the Company recorded an extraordinary loss on the extinguishment of debt of $1,003,000, which primarily consisted of unamortized deferred financing costs.

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

         One of the notes payable to a government agency requires that the Company maintain a letter of credit for $750,000.

         Minimum principal payments of long-term obligations as of March 31, 2000 are as follows:

       Year Ending                                               2000
        March 31,                                           (In Thousands)

         2001                                                  $  1,043
         2002                                                     1,028
         2003                                                    29,664
         2004                                                   115,429
         2005                                                       447
         Thereafter                                              10,322
                                                               --------
         Total                                                 $157,933
                                                               ========


8.       RELATED PARTY TRANSACTIONS

         The Company has a management consulting agreement with an affiliate of a stockholder under which the Company is obligated to pay $600,000 per year plus expenses through December 2003, at which time the agreement is automatically extended annually, until terminated by the Company or the stockholder. Consulting expense under this and a preceding agreement was $629,000, $736,000, and $666,000, including reimbursed expenses, for the years ended March 31, 2000, 1999 and 1998, respectively.

         The Company and certain of its shareholders have entered into a shareholder agreement that restricts the transfer or sale of the Company's stock. Among other provisions, the shareholder agreement provides for the right of first refusal upon sale of the stock in addition to providing for the election of certain directors of the Company.

         The Company has entered into employment agreements with certain of its executive officers, which expire at various dates through December
         2001. Such agreements provided for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses, which are payable if specified management goals are attained, and for the issuance of stock options. The aggregate commitment for future salaries and minimum bonuses at March 31, 2000, was approximately $1.5 million through December 2001. Additionally, the Company has a consulting agreement with a key employee, which expires in December 2001 and provides for a total commitment for future salaries of approximately $220,000.

9.       REDEEMABLE COMMON STOCK

         In December 1996, in connection with the execution of certain employment agreements (see Note 8), three management shareholders were granted the right to sell certain shares of common stock and shares to be issued upon the exercise of certain stock options back to the Company. The management shareholders have the right to sell these shares back to the Company upon the occurrence of certain employment-related events, which include termination without cause, termination for nonrenewal of employment agreement and involuntary termination. Originally there was 3,011 shares of redeemable nonvoting
         - Class A common stock, which the redemption price is determined by a formula specified in the agreement. On December 31, 1999, the Company repurchased 1,716 shares of nonvoting - Class A common stock from one shareholder at its fair market value per share of $500 for a total purchase price of $858,000. With respect to 2,162 shares of redeemable nonvoting - Class B common stock, the redemption price is the fair value of shares or in certain circumstances the higher of the price paid for the stock or the fair value. The redemption amounts are payable in cash or, in certain circumstances, subordinated notes payable. With respect to the remaining 1,350 shares, in certain circumstances, the Company has the right to purchase the stock from the management shareholder at a formula-driven price as determined in the agreement.

         The redeemable common stock was initially recorded at its fair value at the date the common stock was issued. Adjustments to the carrying value of the redeemable common stock are recorded when the redemption value exceeds the carrying value. As of March 31, 2000, no change in the carrying value was necessary.

10.      STOCK OPTION PLAN

         In connection with the recapitalization (see Note 1), the Company assumed all obligations of CFP Holdings under the CFP Holdings Stock Option Plan (the "1995 Stock Option Plan"). Under the plan, which is administered by the Board of Directors, 11,586 shares of nonvoting common stock were reserved for the issuance of incentive stock options or nonqualified stock options to directors, employees and consultants of the Company. The price, terms and conditions of each issuance are determined based on the provisions of the plan. During the year ended March, 31, 2000, no options were granted under the 1995 Stock Option Plan, 674 options were exercised and 188 options terminated. Also in 2000, 1,124 vested but unexercised options were purchased by the Company for a total purchase price of $562,000 or $500 per share. Compensation expense of $237,000 is included in selling, general and administrative expense, which represents the difference between $500 and the exercise price of $289. As of March 31, 2000, 220 vested options at an exercise price of $289 per share, expiring 2002, were outstanding.

         In June 1998 the Company's Board of Directors, adopted a new incentive stock option plan (the "1998 Stock Option Plan"), which allows the grant of both incentive stock options and nonqualified stock options to key employees of the Company. A total of 6,603 shares of nonvoting common stock has been authorized and reserved for issuance under this plan. As of March 31, 2000, 5,539 options had been granted at an exercise price of either $289 or $694, which included 1,418 granted during fiscal year 2000. Additionally during fiscal year 2000, 984 options were exercised and 1,253 options were terminated. As of March 31, 2000, there were a total of 4,556 options outstanding, including 677 vested options and 3878 unvested options.

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As such, the Company accounts for its stock-based compensation plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees." The estimated fair value of options granted under the 1995 Stock Option Plan and the 1998 Stock Option Plan pursuant to SFAS No. 123 was $664,000 and $480,000, respectively. Had compensation cost for the Company's stock option plan been determined based on their fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net loss would have been, $75,000, $3.7 million and $5.7 million for the years ended March 31, 2000, 1999 and 1998, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, a risk-free interest rate of 6.36%, volatility of 24%, and expected option life of 5 years.

11.      INCOME TAXES

         The (benefit) provision for income taxes consisted of the following:

                                                Year Ended March 31
                                             --------------------------
                                              2000       1999      1998
         Current:
           Federal                           $(562)
           State                               212      $ 467     $  30
                                             -----      -----     -----
                                              (350)       467        30
                                             -----      -----     -----
         Total (benefit) provision           $(350)     $ 467     $  30
                                             =====      =====     =====


         The major elements contributing to the difference between the federal statutory income tax rate and the effective income tax rate relating to loss before income taxes are as follows:

                                                                                       Year Ended March 31,
                                                                             --------------------------------------
                                                                                  2000         1999         1998

Statutory rate                                                                   (35.0)%      (35.0)%      (35.0)%
Net refunds from NOL carryback claim                                            (182.0)         0.6          2.0
Officer's life insurance and other nondeductible expenses                         20.5          0.6          2.0
Goodwill amortization                                                             36.7          3.2          1.8
State taxes, net                                                                  21.7         10.6         (2.0)
Valuation allowance                                                               8.9          35.7         33.2
                                                                                 -----        -----        -----
Effective tax rate                                                              (129.2)%       15.1%         0.0%
                                                                                ======         ====          ===

         Deferred income taxes consist of the following:

                                                                                                 March 31,
                                                                                 -----------------------------------------
                                                                                  2000              1999             1998
                                                                                              (In Thousands)
         Deferred income tax assets:
           Federal net operating loss carryforwards                              $ 4,900          $ 5,171          $ 4,747
           State taxes                                                                15              113              160
           Accrued vacation                                                           56              102              113
           Expense accruals                                                          782              767              485
           State net operating loss carryforwards                                  1,273              452              849
           Other                                                                     258              106              126
           Valuation allowances                                                   (5,825)          (4,785)          (5,333)
                                                                                 -------          -------          -------
                                                                                 $ 1,459          $ 1,926          $ 1,147
                                                                                 =======          =======          =======
         Deferred income tax liabilities:
           Depreciation and amortization                                         $ 1,459          $ 1,905          $ 1,135
           Other                                                                                       21               12
                                                                                 -------          -------          -------
                                                                                 $ 1,459          $ 1,926          $ 1,147
                                                                                 =======          =======          =======


         At March 31, 2000, the Company had federal net operating loss carryforwards of approximately $14.0 million expiring 2013 through 2020. At March 31, 2000, the Company had various states operating loss carryforwards of approximately $13.7 million, which expire in the years 2001 through 2020.

         For the years ended March 31, 2000, 1999 and 1998, the Company established a valuation allowance equal to the net deferred tax asset of $5.8 million, $4.8 million, and $5.3 million, respectively.

12.      COMMITMENTS

         The Company leases its facilities and certain equipment under both capital and noncancelable operating leases that expire through November 2021. Rent expense under operating leases totaled $1,190,000, $1,120,000 and $1,220,000 for the years ended March 31, 2000, 1999 and
         1998, respectively. Certain of the leases require the payment of related property taxes, insurance, maintenance and other costs.

         Minimum future lease payments under both capital and operating leases, together with the present value of the net minimum lease payments under capital leases as of March 31, 2000, are summarized as follows:

                                                 Capital               Operating
      Year Ending                                 Leases                Leases
       March 31,                                         (In Thousands)

         2001                                    $ 1,094               $   226
         2002                                      1,113                   154
         2003                                        844                    94
         2004                                        841                    63
         2005                                        843                    27
         Thereafter                               12,913
                                                 -------               -------
         Total minimum lease payments             17,648               $   564
                                                                       =======
         Amount representing interest            (11,802)
         Present value of net minimum
           lease payments                        $ 5,846
                                                 =======


         The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the Company.

13.      BENEFIT PLAN

         One of the Company's subsidiaries has a defined contribution profit-sharing salary reduction plan covering substantially all of its employees not otherwise covered under a collective bargaining agreement. Company contributions to the profit-sharing plan are determined by the Board of Directors and are a percentage of each participant's compensation. Benefit plan expense recorded by the Company was $329,913, $266,000 and $98,000 for the years ended March 31, 2000, 1999, and 1998 respectively.

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

         Custom Foods Products has one significant customer that represents approximately $26.1 million, $24 million, and $28 million for the years ended March 31, 2000, 1999 and 1998, respectively. Additionally, the Company sells products to authorized distributors, who in turn sell these products to two franchising operations. For Custom Food Products one of these franchising operations is significant in total with $50.2 million, $45 million, and $47 million for the years ended March 31, 2000, 1999 and 1998, respectively. Quality Foods also has a significant franchise customer with sales of $47.5 million, $39 million and $36 million for the years ended March 31, 2000, 1999 and 1998, respectively.

         The accounting policies of these segments are the same as those described in the summary of significant accounting principles. In accordance with SFAS No. 131, the Company has prepared the following tables, which present information related to each operating segment included in internal management reports.

                                                                2000
                                                           (In Thousands)

                                                      Custom           Quality         Corporate
                                                       Foods            Foods          and Other       Eliminations          Total
                                                     ---------        ---------        ---------       ------------        ---------
Net sales to external customers                      $  97,984        $ 113,298                                            $ 211,282
Interest expense                                           881              478        $  16,555                              17,914
Depreciation and amortization expense                    1,661            5,735              285                               7,681
Segment profit (loss) from operations                   12,050            6,247             (654)                             17,643
Long-lived assets                                       29,014           82,347          109,051         $(120,753)           99,659
Total segments assets                                   45,668          114,149          109,088          (120,753)          148,152
Capital expenditures                                       925            6,113                                                7,038


                                                                1999
                                                           (In Thousands)

                                                      Custom           Quality         Corporate
                                                       Foods            Foods          and Other       Eliminations          Total
                                                     ---------        ---------        ---------       ------------        ---------
Net sales to external customers                      $  87,676        $  95,488                                            $ 183,164
Interest expense                                           945              394        $  15,983                              17,322
Depreciation and amortization expense                    1,539            4,910              284                               6,733
Extraordinary item                                                                         1,003                               1,003
Segment profit (loss) from operations                   11,177            5,055             (997)                             15,235
Long-lived assets                                       27,468           87,948          117,959         $ (131,770)         101,605
Total segments assets                                   41,245          108,816          118,113           (131,770)         136,404
Capital expenditures                                     1,224            4,880                                                6,104





                                                                1998
                                                           (In Thousands)

                                                      Custom           Quality         Corporate
                                                       Foods            Foods          and Other       Eliminations          Total
                                                     ---------        ---------        ---------       ------------        ---------
Net sales to external customers                      $  87,676        $  95,488                                            $ 183,164

Net sales to external customers                      $  94,992        $  86,386                                            $ 181,378
Interest expense                                           863            4,490        $  11,883                              17,236
Depreciation and amortization expense                    2,190            4,197              345                               6,732
Extraordinary item
Segment profit (loss) from operations                    9,555            3,256           (1,073)                             11,738
Long-lived assets                                       27,903           75,977          160,086         $ (160,712)         103,254
Total segments assets                                   40,848           92,597          160,346           (160,712)         133,079
Capital expenditures                                     2,132            3,384                                                5,516


15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected financial information for the quarterly periods for the years ended March 31, 2000 and 1999.

                                                      2000
                                   --------------------------------------------
                                   June 30     Sept. 30    Dec. 31     March 31

                                                  (In Thousands)

Net sales                          $ 47,473    $ 51,206    $ 57,312    $ 55,291
Gross profit                          9,171       9,476       9,181       8,485
Income from operations                4,576       5,119       4,177       3,771
Income (loss) before income
  taxes                                 238         635        (257)       (887)
Net income (loss)                       216         580        (243)       (474)


                                                      1999
                                   --------------------------------------------
                                   June 30     Sept. 30    Dec. 31     March 31

                                                  (In Thousands)

Net sales                          $ 44,275    $ 45,070    $ 46,137    $ 47,682
Gross profit                          8,172       9,108       8,761       9,605
Income from operations                3,247       4,274       3,913       3,801
Loss before income taxes             (1,143)        (79)       (393)       (472)
Net loss                             (2,196)       (260)       (393)       (708)

16.      SUMMARIZED FINANCIAL INFORMATION

         The full financial statements of each of the other co-guarantors of the senior notes  payable (see Note 7) have not been  provided  because the
         Company's  management  believes that the presentation of full financial
         statements   is  not  material  to  investors.   Summarized   financial
         information of CFP Group,  Inc. and CFP Holdings,  Inc. as of March 31,
         2000 and 1999 is as follows:

                                                                                             March 31, 2000
                                                                     ---------------------------------------------------------------
                                                                         CFP
                                                                       Holdings           CFP                            CFP Group,
                                                                         Inc.            Group,                              Inc.
                                                                     Consolidated         Inc.          Eliminations    Consolidated

                                                                                              (In Thousands)
Total current assets                                                   $  48,493                                          $  48,493
Total noncurrent assets                                                   99,65                                  9           99,659
Investment in subsidiary                                                                $  10,872        $ (10,872)
                                                                       ---------        ---------        ---------        ---------
Total                                                                  $ 148,152        $  10,872        $ (10,872)       $ 148,152
                                                                       =========        =========        =========        =========
Total current liabilities                                              $  18,257                                          $  18,257
                                                                       ---------        ---------        ---------        ---------
Total noncurrent liabilities                                             156,890                                            156,890
                                                                       ---------        ---------        ---------        ---------
Intercompany (receivable) payable                                        (16,123)       $  16,123
                                                                       ---------        ---------        ---------        ---------
Redeemable preferred stock                                                 1,228                         $  (1,228)
                                                                       ---------        ---------        ---------        ---------
Common stock subject to redemption                                                          1,839                             1,839
                                                                       ---------        ---------        ---------        ---------
Stockholder's equity (deficiency):
  Voting common stock                                                      3,196            3,196           (3,196)           3,196
  Nonvoting common stock                                                   5,081            3,242           (5,081)           3,242
  Stockholders' notes receivable                                                             (637)                             (637)
  Accumulated deficit                                                    (20,377)         (34,635)          20,377          (34,635)
                                                                       ---------        ---------        ---------        ---------
Total stockholder's equity (deficiency)                                  (12,100)         (28,834)          12,100          (28,834)
                                                                       ---------        ---------        ---------        ---------
Total                                                                  $ 148,152        $ (10,872)       $  10,872        $ 148,152
                                                                       =========        =========        =========        =========

Sales                                                                  $ 211,282                                          $ 211,282
Cost of sales                                                            174,969                                            174,969
                                                                       ---------        ---------        ---------        ---------
Gross profit                                                              36,313                                             36,313
Selling, general and administrative expenses                              18,670                                             18,670
                                                                       ---------        ---------        ---------        ---------
Income from operations                                                    17,643                                             17,643
Equity in loss of subsidiary                                                            $      79        $     (79)
Interest expense                                                          17,914                                             17,914
                                                                       ---------        ---------        ---------        ---------
Loss before income taxes and extraordinary item                             (271)             (79)              79             (271)
Benefit for income taxes                                                    (350)                                              (350)
                                                                       ---------        ---------        ---------        ---------
Income before extraordinary item                                              79              (79)              79               79
Extraordinary loss on early extinguishment of debt
                                                                       ---------        ---------        ---------        ---------
Net income                                                             $      79        $     (79)       $      79        $      79
                                                                       =========        =========        =========        =========

                                                                                            March 31, 1999
                                                                   ----------------------------------------------------------------
                                                                       CFP
                                                                    Holdings             CFP                             CFP Group,
                                                                       Inc.             Group,                              Inc.
                                                                   Consolidated          Inc.          Eliminations     Consolidated

                                                                                             (In Thousands)

Total current assets                                                $  34,799                                             $  34,799
Total noncurrent assets                                               101,605                                               101,605
Investment in subsidiary                                                              $   2,490         $  (2,490)

Total                                                               $ 136,404         $   2,490         $  (2,490)        $ 136,404
                                                                    =========         =========         =========         =========
Total current liabilities                                           $  16,706                                             $  16,706
                                                                    ---------         ---------         ---------         ---------
Total noncurrent liabilities                                          145,895                                               145,895
                                                                    ---------         ---------         ---------         ---------
Intercompany (receivable) payable                                     (28,687)        $  28,687
                                                                    ---------         ---------         ---------         ---------
Redeemable preferred stock                                              1,228                           $  (1,228)
                                                                    ---------         ---------         ---------         ---------
Common stock subject to redemption                                                        2,319                               2,319
                                                                    ---------         ---------         ---------         ---------
Stockholder's equity (deficiency):
  Voting common stock                                                   3,196             3,196            (3,196)            3,196
  Nonvoting common stock                                                5,146             2,827            (5,146)            2,827
  Stockholder's notes receivable                                                           (203)                               (203)
  Accumulated deficit                                                  (7,080)          (34,336)            7,080           (34,336)
                                                                    ---------         ---------         ---------         ---------
Total stockholder's equity (deficiency)                                 1,262           (28,516)           (1,262)          (28,516)
                                                                    ---------         ---------         ---------         ---------
Total                                                               $ 136,404         $   2,490         $  (2,490)        $ 136,404
                                                                    =========         =========         =========         =========

Sales                                                               $ 183,164                                             $ 183,164
Cost of sales                                                         147,518                                               147,518
                                                                    ---------         ---------         ---------         ---------
Gross profit                                                           35,646                                                35,646
Selling, general and administrative expenses                           20,411                                                20,411
                                                                    ---------         ---------         ---------         ---------
Income from operations                                                 15,235                                                15,235
Equity in loss of subsidiary                                                          $  (3,557)        $   3,557
Interest expense                                                       17,322                                                17,322
                                                                    ---------         ---------         ---------         ---------
Loss before income taxes and
  extraordinary item                                                   (2,087)           (3,557)            3,557            (2,087)
Provision for income taxes                                                467                                                   467
                                                                    ---------         ---------         ---------         ---------
Loss before extraordinary item                                         (2,554)           (3,557)            3,557            (2,554)
Extraordinary loss on early
  extinguishment of debt                                               (1,003)                                               (1,003)
                                                                    ---------         ---------         ---------         ---------

Net loss                                                            $  (3,557)        $  (3,557)        $   3,557         $  (3,557)
                                                                    =========         =========         =========         =========

                                                               ******