Form 10-Q
period 2000-06-30
CFP HOLDINGS INC
filed 2000-08-07
CIK 1030776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2000

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
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation  or Organization)                           Identification Number)
                                      2013
                           (Primary Standard Industrial
                            Classification Code Number)
                           ----------------------------

                                 5501 Tabor Road
                             Philadelphia, PA 19120
    (Address, Including Zip Code of Registrant's Principal Executive Offices)

                                  215-288-0888
              (Registrant's telephone number, including area code)
                           ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                [x] YES   [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at June 30, 2000
         -----                                      ----------------------------
Voting Common Stock - Class A, $.01 par value                  14,705
Non-voting common Stock - Class A, $.01 par value               9,859
Non-voting common Stock - Class B $.01 par value                3,886

                        CFP Group, Inc. and Subsidiaries


                                    FORM 10-Q


                                      INDEX


Part I.    Financial Information                                          Page #
                                                                          ------
     Item 1.  Financial Statements


              Consolidated Balance Sheets -                                   3
                  March 31, 2000 and June 30, 2000


              Consolidated Statements of Operations -                         4
                  Three months ended June 30, 2000 and 1999


              Consolidated Statements of Cash Flows -                         5
                  Three months ended June 30, 2000 and 1999


              Notes to Consolidated Financial Statements                      6


     Item 2.  Management's Discussion and Analysis of                         9
                  Financial Condition and Results of Operations


     Item 3.  Quantitative and Qualitative Disclosures about market risk     10


Part II .  Other Information


     Item 6.  Exhibits and Reports on Form 8-K                               11


Signatures                                                                   12


Exhibit Index

Part I     Financial Information
           Item 1.   Financial Statements

                                            CFP GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In Thousand, Except Share Data)
                                                       (UNAUDITED)
                                                         ASSETS

                                                                                                       March 31,            June 30,
                                                                                                          2000                2000
                                                                                                   ---------------------------------
Current assets:
        Cash and cash equivalents                                                                    $      606          $      713
        Accounts receivable, net of allowance for doubtful accounts of $782,000
            and $1,091,000 at March 31, 2000 and June 30, 2000, respectively                             23,578              21,522
        Inventories                                                                                      23,897              31,123
        Prepaid expenses and other current assets                                                           412                 824
                                                                                                   ---------------------------------
            Total current assets                                                                         48,493              54,182
        Property and equipment, net                                                                      33,465              33,397
        Costs in excess of net assets acquired, net                                                      62,022              61,165
        Intangible and other assets, net                                                                  4,172               3,880
                                                                                                   ---------------------------------
            Total                                                                                    $  148,152          $  152,624
                                                                                                   =================================


                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
        Current portion of long-term debt                                                            $    1,043          $      777
        Accounts payable                                                                                 11,923              11,467
        Accrued expenses and other current liabilities                                                    5,291               8,529
                                                                                                   ---------------------------------
Total current liabilities                                                                                18,257              20,773
                                                                                                   ---------------------------------
Long term debt                                                                                          156,890             160,648
                                                                                                   ---------------------------------
Commitments and contingencies
Redeemable common stock                                                                                   1,839               1,839
                                                                                                   ---------------------------------
Stockholders' deficiency:
        Preferred stock, $.01 par value; 6,472 shares authorized, none issued and outstanding
        Voting common stock - Class A, $.01 par value; 100,000 shares authorized,                         3,196               3,196
            14,705 shares issued and outstanding
        Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized,                       2,330               2,280
            9,959 and 9,859 (inclusive of 1,350 shares classified as redeemable common stock) shares issued and outstanding at March 31, 2000 and June
            30, 2000, respectively
        Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized,                         912                 918
            3,865 and 3,886 shares (inclusive of 2,162 shares classified as redeemable common stock) shares issued and outstanding at March 31, 2000 and June 30, 2000, respectively
        Stockholders' notes receivable                                                                     (637)               (635)
        Accumulated deficit                                                                             (34,635)            (36,395)
                                                                                                   ---------------------------------
        Total stockholders' deficiency                                                                  (28,834)            (30,636)
                                                                                                   ---------------------------------
            Total                                                                                    $  148,152          $  152,624
                                                                                                   =================================

                              See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                          ------------------
                                                       June 30,         June 30,
                                                         1999             2000
                                                         ----             ----
                                                            (In Thousands)
Sales                                               $   47,473      $    50,375
Cost of Sales                                           38,302           42,774
                                                    ----------------------------
Gross Profit                                             9,171            7,601
Selling, general and administrative expenses             4,595            4,479
                                                    ----------------------------
Income from operations                                   4,576            3,122
Interest expense                                         4,338            4,806
                                                    ----------------------------
Income (loss) before income taxes                          238           (1,684)
Provision for income taxes                                  22               76
                                                    ----------------------------
Net income (loss)                                   $      216       $   (1,760)
                                                    ============================

          See accompanying notes to consolidated financial statements.



                                            CFP GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)
                                                       (UNAUDITED)



                                                                                                             Three Months Ended
                                                                                                          June 30,          June 30,
                                                                                                            1999              2000
                                                                                                            ----              ----
Cash flows from operating activities:
   Net income (loss)                                                                                    $     216        $   (1,760)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                                            1,836             2,130
   Amortization of deferred financing costs and original issue discount                                       288               297
   Changes in assets and liabilities:
     Accounts receivable                                                                                    1,033             2,056
     Inventories                                                                                           (2,103)           (7,226)
     Prepaid expenses and other current assets                                                               (619)             (412)
     Accounts payable                                                                                      (2,091)             (456)
     Accrued expenses and other current liabilities                                                         1,142             3,238
                                                                                                   ---------------------------------
       Net cash used in operating activities                                                                 (298)           (2,133)
                                                                                                   ---------------------------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                                     (403)           (1,205)
   Other assets                                                                                              (721)               (5)
                                                                                                   ---------------------------------
       Net cash used in investing activities                                                               (1,124)           (1,210)
                                                                                                   ---------------------------------

Cash flows from financing activities:
   Borrowings under revolving loan facility                                                                 3,978            54,794
   Repayment of revolving loan facilities                                                                  (2,000)          (53,467)
   Proceeds from equipment loan                                                                                               2,604
   Repayment of long-term debt and capitalized lease obligations                                             (248)             (439)
   Sale of Common Stock                                                                                                           6
   Purchase of Common Stock                                                                                                     (50)
   Collection of shareholder notes receivable                                                                  12                 2
                                                                                                   ---------------------------------
       Net cash provided by financing activities                                                            1,742             3,450
                                                                                                   ---------------------------------
Net increase in cash                                                                                          320               107
Cash, beginning of period                                                                                   1,820               606
                                                                                                   ---------------------------------
Cash, end of period                                                                                    $    2,140        $      713
                                                                                                   =================================
Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
       Interest                                                                                        $      707        $    1,163
       Income taxes                                                                                    $      344        $       90


                           See  accompanying  notes  to  consolidated  financial statements.


                        CFP GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of CFP Group, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of CFP Group, Inc. ("CFP Group") and its wholly-owned subsidiary CFP Holdings, Inc. ("CFP Holdings"), and CFP Holdings' wholly-owned subsidiaries Custom Food Products, Inc. ("Custom Foods") and QFAC, LLC. ("Quality Foods"). The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


         The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to March 31. The Company's first quarter is the thirteen week period ending on the Saturday nearest to June 30. For simplicity of presentation, the Company has described the interim periods-end and year-end herein as June 30 and March 31, respectively.


NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, SFAS No. 133 is effective for financial statements issued for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is in the process of evaluating the effect that this new standard will have on its financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000, the SEC released SAB No. 101A, which delayed for one quarter the implementation date of SAB No. 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June 2000, the SEC released SAB No. 101B, which delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating what impact, if any, SAB No. 101 may have on its consolidated financial statements.

NOTE 3:  INVENTORIES

     Inventories consisted of the following:
                                                  March 31,             June 30,
                                                     2000                 2000
                                                          (In Thousands)
                                                --------------------------------
          Raw materials                           $   8,279            $ 10,541
          Work-in-process                             5,602               9,268
          Finished goods                             10,384              11,482
                                                --------------------------------
                Total                                24,265              31,291
          Reserve                                      (368)               (168)
                                                --------------------------------
          Inventories, net                        $  23,897            $ 31,123
                                                ================================

NOTE 4:  LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                                                                        March 31,          June 30,
                                                                                                           2000              2000
                                                                                                     -------------------------------
                                                                                                              (In Thousands)
Senior notes payable, interest at 11.625% payable semiannually, principal due                        $   115,000        $   115,000
   January 2004
Term note  payable to a bank,  interest at a  reference  rate (9.25% at June 30,
   2000) or Eurodollar rate (6.44% at June 30, 2000) plus 2.25%, interest
   payable monthly, principal payable on May 1, 2002                                                      10,000             10,000
Revolving loan payable to a bank, interest at a reference rate (9.25% at June
   30, 2000) or Eurodollar rate (6.44% at June 30, 2000) plus 2.25%, interest
   payable monthly, expires May 1, 2002                                                                   17,815             19,142
Term note payable to a bank, interest at a reference rate (9.25% at June 30,
   2000) or  Eurodollar  rate  (6.44% at June 30,  2000)  plus  2.25%,  interest payable monthly, principal quarterly at $89,285.72, principal payable
   January through February 2006                                                                           2,143              2,054
Revenue bond payable to a government financing authority, interest at a reference  rate (6.75% at June 30,  2000) not to exceed 18% payable  monthly, principal payable annually at $100,000 increasing to $400,000 through
   December 2014                                                                                           3,952              3,952
   Notes payable to a government agency, interest at 2%, payable monthly through April 2012, collateralized in a second position on the Company's
     Philadelphia facility                                                                                 1,433              1,423
   Note payable to a government agency, interest at 0.5% payable monthly beginning  February 1999 through July 2005,  principal and interest payable in equal  monthly  installments  from August  2005  through  January  2012, collateralized in a shared third position on the Company's Philadelphia
     facility                                                                                              1,000              1,000
   Notes payable to a government agency, interest at 5.25% payable monthly with principal through March 2012, collateralized in a shared first position on
     the Company's Philadelphia facility.                                                                    640                630
   Notes payable to a government agency, interest at 2%, payable with principal
     monthly through April 2001                                                                              104                 86
Capital lease obligations payable in varying monthly installments through 2021,
   collateralized by buildings and equipment.                                                              5,846              8,138
                                                                                                 -----------------------------------
Total                                                                                                    157,933            161,425
Less current portion                                                                                      (1,043)              (777)
                                                                                                 -----------------------------------
Long-term debt                                                                                       $   156,890        $   160,648
                                                                                                 ===================================

NOTE 5:  SEGMENT INFORMATION

         The Company does not maintain separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. In accordance with SFAS 131, the Company has prepared the following tables that present information related to each operating segment included in internal management reports.

                                                                 Three Months Ended June 30, 2000
                                                                          (In Thousands)

                                                    Custom        Quality       Corporate
                                                     Foods         Foods        and Other      Eliminations        Total
                                                     -----         -----        ---------      ------------        -----
Net sales to external customers                   $25,296        $25,079                                         $50,375
Interest expense                                      286            152         $4,368                            4,806
Depreciation and amortization  expense                307          1,752             71                            2,130
Segment income (loss) from operations               2,871            409           (158)                           3,122
Long-lived assets                                  31,211         78,902        108,458         $(120,129)        98,442
Total segments assets                              49,538        114,719        108,496          (120,129)       152,624
Capital expenditures                                  230            975                                           1,205




                                                                 Three Months Ended June 30, 1999
                                                                          (In Thousands)

                                                    Custom        Quality       Corporate
                                                     Foods         Foods        and Other      Eliminations        Total
                                                     -----         -----        ---------      ------------        -----
Net sales to external customers                   $21,573        $25,900                                          $47,473
Interest expense                                      233            123         $3,982                             4,338
Depreciation and amortization  expense                364          1,401             71                             1,836
Segment income (loss) from operations               2,978          1,756           (158)                            4,576
Long-lived assets                                  27,264         85,476        116,905        $(129,040)         100,605
Total segments assets                              41,303        107,799        117,351         (129,040)         137,413
Capital expenditures                                  226            898                                            1,124

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

         Net Sales. Net sales increased by $2.9 million or 6.1% to $50.4 million for the three month period ended June 30, 2000 from $47.5 million for the three month period ended June 30, 1999. Total pounds sold by the Company increased by 9% to 30.8 million pounds for the three months ended June 30, 2000 from 28.3 million pounds for the three months ended June 30, 1999. The increase in sales was primarily a result of increased volume, with lower margin products comprising a higher portion of the increases over prior year. Sales of the Company's higher margin value-added product were essentially the same as the prior year due to strong 4th quarter sales that resulted from the announcement of a price increase effective Period 1 Fiscal Year 2001. The net sales price decreased to $1.64 per pound from $1.68 primarily as a result of sales mix shifting due to the significant increase in sales to Arby's. Net sales prices were somewhat benefited from price increases implemented in April 2000 to the Company's Field Sales Division customers.

         Gross Profit. Gross profit decreased to $7.6 million for the three months ended June 30, 2000 from $9.2 million for the three months ended June 30, 1999. This $1.6 million decrease was due primarily to increases in raw material costs. The gross margin decreased to 15.1% for the three months ended June 30, 2000 from 19.3% for the three months ended June 30, 1999 as a result. Additional factors contributing to the lower gross margin performance to prior year are the sales mix changes noted above and higher depreciation expense.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.5 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999.

         Income from Operations. As a result of the foregoing items, income from operations decreased to $3.1 million for the three month period ended June 30, 2000 from $4.6 million for the three month period ended June 30, 1999.

         Interest Expense. Interest expense increased to $4.8 million for the three month period ended June 30, 2000 from $4.3 million for the three month period ended June 30, 1999. The $500,000 increase is primarily due to increased borrowings under the Company's revolving credit facility.

         Provision for Income Taxes. Provision for income taxes increased minimally to $76,000 for the three month period ended June 30, 2000 from $21,000 for the three month period ended June 30, 1999.

         Net (Loss) Income. A net loss of $1.8 million was incurred for the three months ended June 30, 2000 versus net income of $216,000 for the three months ended June 30, 1999 due to the net impact of the foregoing items.

Liquidity and Financial Resources

         The Company's total consolidated indebtedness at June 30, 2000 was $161.4 million compared to $148.7 million at June 30, 1999. The increase from prior year is due primarily to increased borrowings under the Company's $45.0 million Loan and Security Agreement ("Loan and Security Agreement") with a financial institution providing for revolving credit loans ("Revolver") and term loan options. Borrowings under the Loan and Security Agreement bear interest at floating rates. Interest payments on the 11 5/8% Senior Notes and anticipated interest and principal payments under the Loan and Security Agreement represent significant obligations of the Company as the Senior Notes require semi-annual interest payments of approximately $6.7 million which commenced in July 1997.


         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. The Revolver provides for borrowings up to $45.0 million, subject to a borrowing base and other limitations, including amounts outstanding under term loans, letters of credit and other borrowing instruments. At June 30, 2000 approximately $7.8 million was available to the Company for borrowings under the Revolver, subject to inventory and accounts receivable levels. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements will be satisfied through a combination of cash flows from operations and funds available under the Loan and Security Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about market risk.

Long-term Debt

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations, which have not changed materially from those disclosed in the Company's Form 10-K for the year ended March 31, 2000.

Part II  Other Information

Item 6. Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 2000. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:


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

                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                      Custom Food Products, Inc.
                                                                      QFAC, LLC.






         August 7, 2000                              ---------------------------
                                                     Ronald J. Gallo
                                                     Senior Vice President and
                                                     Chief Financial Officer