Form 10-Q
period 2000-09-30
CFP HOLDINGS INC
filed 2000-11-13
CIK 1030776

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                           FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                                For the quarterly period ended

                                      September 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                                for the transition period from

                                     ________ to ________

          Commission File Numbers 333-23893; 333-23893-01; 333-23893-02; 333-23893-03

                                   -------------------------
                                      CFP HOLDINGS, INC.

                    (Exact Name of Registrant as Specified in Its Charter)

            Delaware                             2013                        95-4413619
(State or Other Jurisdiction of      (Primary Standard Industrial         (I.R.S. Employer
 Incorporation or Organization)       Classification Code Number)       Identification Number)


                                        CFP GROUP, INC.
                    (Exact Name of Registrant as Specified in Its Charter)
            Delaware                             2013                        95-4616486
(State or Other Jurisdiction of      (Primary Standard Industrial         (I.R.S. Employer
 Incorporation or Organization)       Classification Code Number)       Identification Number)


                                  CUSTOM FOOD PRODUCTS, INC.
                    (Exact Name of Registrant as Specified in Its Charter)
           California                            2013                        95-3760291
(State or Other Jurisdiction of      (Primary Standard Industrial         (I.R.S. Employer
 Incorporation or Organization)       Classification Code Number)       Identification Number)

                                           QFAC, LLC
                    (Exact Name of Registrant as Specified in Its Charter)
            Delaware                             2013                        23-2999998
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


                    Class                                    Outstanding at September 30, 2000
                    -----                                    ---------------------------------
Voting Common Stock - Class A, $.01 par value                             14,705
Non-voting common Stock - Class A, $.01 par value                          9,859
Non-voting common Stock - Class B $.01 par value                           3,886


                        CFP Group, Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX
Part I.   Financial Information                                                        Page #
                                                                                       ------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets -                                          3
                         March 31, 2000 and September 30, 2000


                   Consolidated Statements of Operations -                                4
                         Three months ended September 30, 2000 and 1999


                   Consolidated Statements of Cash Flows -                                5
                         Three months ended September 30, 2000 and 1999


                   Notes to Consolidated Financial Statements                             6


          Item 2.  Management's Discussion and Analysis of                               10
                         Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures about market risk            15

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                      16

Signatures                                                                               17

Exhibit Index

Part I   Financial Information
         Item 1. Financial Statements

                                              CFP GROUP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In Thousand, Except Share Data)
                                                         (UNAUDITED)
                                                           ASSETS
                                                                                            March 31,     September 30,
                                                                                              2000            2000
                                                                                       ------------------------------------
Current assets:
        Cash and cash equivalents                                                             $      606       $     1,052
        Accounts receivable, net of allowance for doubtful accounts of $782,000 and
            $269,000 at March 31, 2000 and September 30, 2000, respectively                       23,578            18,817
        Inventories                                                                               23,897            22,601
        Prepaid expenses and other current assets                                                    412             1,478
                                                                                       ------------------------------------
            Total current assets                                                                  48,493            43,948
        Property and equipment, net                                                               33,465            32,828
        Costs in excess of net assets acquired, net                                               62,022            60,309
        Intangible and other assets, net                                                           4,172             3,586
                                                                                       ------------------------------------
            Total                                                                             $  148,152       $   140,671
                                                                                       ====================================


                                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
        Current portion of long-term debt                                                     $    1,043       $     1,507
        Accounts payable                                                                          11,923            10,157
        Accrued expenses and other current liabilities                                             5,291             5,175
                                                                                       ------------------------------------
Total current liabilities                                                                         18,257            16,839
                                                                                       ------------------------------------
Long term debt                                                                                   156,890           164,875
                                                                                       ------------------------------------
Commitments and contingencies
Redeemable common stock                                                                            1,839             1,839
                                                                                       ------------------------------------
Stockholders' deficiency:
        Preferred stock, $.01 par value; 6,472 shares authorized, none issued and outstanding
        Voting common stock - Class A, $.01 par value; 100,000 shares authorized,                  3,196             3,196
            14,705 shares issued and outstanding
        Nonvoting common stock - Class A, $.01 par value; 25,000 shares authorized,                2,330             2,280
            9,959 and 9,859 (inclusive of 1,350 shares classified as redeemable common stock) shares issued and outstanding at March 31, 2000 and
            September 30, 2000, respectively
        Nonvoting common stock - Class B, $.01 par value; 25,000 shares authorized,                  912               918
            3,865 and 3,886 shares (inclusive of 2,162 shares classified as redeemable common stock) shares issued and outstanding at March 31, 2000 and September 30, 2000, respectively
        Stockholders' notes receivable                                                              (637)             (635)
        Accumulated deficit                                                                      (34,635)          (48,641)
                                                                                       ------------------------------------
        Total stockholders' deficiency                                                           (28,834)          (42,882)
                                                                                       ------------------------------------
            Total                                                                             $  148,152       $   140,671
                                                                                       ====================================

                                 See accompanying notes to consolidated financial statements.

                                                            3

                                               CFP GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (In Thousands)
                                                         (UNAUDITED)
                                                            Three Months Ended               Six Months Ended
                                                            ------------------               ----------------

                                                      September 30,    September 30,   September 30,     September 30,
                                                          1999             2000            1999               2000
                                                          ----             ----            ----               ----
Sales                                               $      51,206     $    51,765      $     98,679      $   102,141

Cost of sales                                              41,730          52,241            80,032           97,012
                                                    -------------     -----------      ------------      -----------
Gross profit (loss)                                         9,476          (2,476)           18,647            5,129

Selling, general and administrative expenses                4,357           5,045             8,952            9,524
                                                    -------------     -----------      ------------      -----------
Income (loss) from operations                               5,119          (7,521)            9,695           (4,395)

Interest expense                                            4,484           4,724             8,822            9,529
                                                    -------------     -----------      ------------      -----------
Income (loss) before provision for income taxes               635         (12,245)              873          (13,934)

Provision for income taxes                                     55               6                77               82
                                                    -------------     -----------      ------------      -----------
Net income (loss)                                   $         580     $   (12,251)     $        796      $   (14,006)
                                                    =============     ===========      ============      ===========

                                 See accompanying notes to consolidated financial statements.

                                                              4

                                               CFP GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                         (UNAUDITED)

                                                                                           Six Months Ended
                                                                                      Sept. 30,      Sept. 30,
                                                                                         1999           2000
                                                                                         ----           ----
Cash flows from operating activities:
   Net income (loss)                                                                     $    796      $(14,006)
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                                            3,663         4,313
   Amortization of deferred financing costs and original issue discount                       597           592
   Changes in assets and liabilities:
     Accounts receivable                                                                   (1,180)        4,761
     Inventories                                                                           (5,546)        1,296
     Prepaid expenses and other current assets                                               (439)       (1,067)
     Accounts payable                                                                      (1,935)       (1,768)
     Accrued expenses and other current liabilities                                        (2,151)         (114)
                                                                                     ------------- -------------
       Net cash provided by (used in) operating activities                                 (6,195)       (5,993)
                                                                                     ------------- -------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                   (3,870)       (1,962)
   Other assets                                                                             1,021            (5)
                                                                                     ------------- -------------
       Net cash used in investing activities                                               (2,849)       (1,967)
                                                                                     ------------- -------------

Cash flows from financing activities:
   Borrowings under revolving loan facility                                                34,515       112,322
   Repayment of revolving loan facilities                                                 (25,985)     (105,596)
   Proceeds from issuance of long-term debt                                                     -         2,603
   Repayment of long-term debt and capitalized lease obligations                             (497)         (881)
   Proceeds from sale of common stock                                                           -             6
   Collection of shareholder notes receivable                                                  98             2
   Purchase of common stock                                                                  (193)          (50)
                                                                                     ------------- -------------
       Net cash provided by financing activities                                            7,938         8,406
                                                                                     ------------- -------------
Net increase (decrease) in cash                                                            (1,106)          446
Cash, beginning of period                                                                   1,820           606
                                                                                     ------------- -------------
Cash, end of period                                                                      $    714      $  1,052
                                                                                     ============= =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:

     Interest                                                                            $  8,245      $  8,910
     Income taxes                                                                        $    401      $     96

                                 See accompanying notes to consolidated financial statements.

                        CFP GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CFP Group, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, including variances identified in the tracking of inventory at both internal and outside locations. (See Note 7) Operating results for the period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of CFP Group, Inc. ("CFP Group") and its wholly owned subsidiary CFP Holdings, Inc. ("CFP Holdings"), and CFP Holdings' wholly owned subsidiaries Custom Food Products, Inc. ("Custom Foods") and QFAC, LLC. ("Quality Foods"). The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. (the "Form 10-K")

The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest to March 31. For simplicity of presentation, the Company has described the interim periods-end and year-end herein as September 30 and March 31, respectively.

NOTE 2:  DEBT COVENANT

The Company incurred substantial indebtedness in connection with the financing of the acquisition of Quality Foods and is highly leveraged. As of September 30, 2000 the Company had total consolidated indebtedness (including capitalized lease obligations) of approximately $166.4 million and a stockholders' deficiency of $42.5 million. The outstanding debt primarily relates to $115.0 million outstanding principal amount of 11.625% Senior Notes due 2004 (the "Senior Notes") and borrowings under a $45.0 million loan and security agreement (the "Credit Facility"), referenced in the Form 10-K. During the quarter ended September 30, 2000, the Company was not in compliance with respect to leverage, availability and certain other covenants associated with the Credit Facility. In addition, the Company is in violation with respect to covenants associated with its Capital Lease Agreement with CIT (Capital Lease Agreement.) Company is required to make an interest payment on the Senior Notes of $6.7 million in January and July each year. The Company is currently in discussions with its lenders and equity partners regarding future cash requirements and current covenant violations. Based on discussions with the leaders under its Senior Credit Facility and lenders under its Capital Lease Agreement, the Company has been granted a temporary waiver. The Company continues to work with its lenders to finalize and execute documentation for long term waivers of non-compliance. Failure to resolve liquidity issues could have a material adverse effect on the future operational results of the Company.

The Company's ability to make scheduled payments of interest or to refinance its indebtedness will depend on its future operating performance and cash flows, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control, as well as the availability of borrowings under the Credit Facility or successor facilities. If the Company is unable to generate sufficient cash flows from operations in the future to service its indebtedness, it will be required to refinance all or a portion of its existing indebtedness, or to obtain additional financing, or to obtain further waivers of non-compliance with its existing lenders, or obtain additional equity investment. There can be no assurance that any such refinancing would be possible or that any additional debt or equity financing could be obtained. The inability to make scheduled interest payments, refinance its debt, or obtain additional financing would have a material adverse effect on the Company.

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and SFAS No. 138, SFAS No. 133 is effective for financial statements issued for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is in the process of evaluating the effect that this new standard will have on its financial statements.

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

NOTE 4:  INVENTORIES

     Inventories consisted of the following:

                                                March 31,        September 30,
                                                  2000                2000
                                                       (In Thousands)
                                          -------------------------------------
          Raw materials                          $   8,279            $  8,152
          Work-in-process                            5,602               3,936
          Finished goods                            10,384              12,982
                                          ----------------- -------------------
                Total                               24,265              25,070
          Reserve                                     (368)             (2,469)
                                          ----------------- -------------------
          Inventories, net                       $  23,897            $ 22,601
                                          ================= ===================

NOTE 5:  LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:
                                                                                        March 31,        September 30,
                                                                                           2000              2000
                                                                                     ------------------------------------
                                                                                               (In Thousands)
Senior notes payable, interest at 11.625% payable semiannually, principal due          $   115,000        $   115,000
   January 2004

Term note  payable to a bank,  interest at a reference  rate (9.25% at September
   30, 2000) or Eurodollar rate (6.44% at September 30, 2000) plus 2.25%,
   interest payable monthly, principal payable on May 1, 2002                               10,000             10,000

Revolving loan payable to a bank, interest at a reference rate (9.25% at
   September 30, 2000) or Eurodollar rate (6.44% at September 30, 2000) plus
   2.25%, interest payable monthly, expires May 1, 2002                                     17,815             24,541

Term note payable to a bank, interest at a reference rate (9.25% at September
   30,  2000) or  Eurodollar  rate  (6.44% at  September  30,  2000) plus 2.25%, interest payable monthly, principal quarterly at $89,285.72, principal
   payable January through February 2006                                                     2,143              1,571

Revenue bond payable to a government financing authority, interest at a reference  rate  (6.75% at  September  30,  2000) not to exceed  18%  payable monthly, principal payable annually at $100,000 increasing to $400,000
   through December 2014                                                                     3,952              3,952

   Notes payable to a government agency, interest at 2%, payable monthly through April 2012, collateralized in a second position on the Company's
     Philadelphia facility                                                                   1,433              1,396

   Note payable to a government agency, interest at 0.5% payable monthly beginning  February 1999 through July 2005,  principal and interest payable in equal  monthly  installments  from August  2005  through  January  2012, collateralized in a shared third position on the Company's Philadelphia
     facility                                                                                1,000              1,000

   Notes payable to a government agency, interest at 5.25% payable monthly with principal through March 2012, collateralized in a shared first position on
     the Company's Philadelphia facility.                                                      640                620

   Notes payable to a government agency, interest at 2%, payable with principal
     monthly through April 2001                                                                104                 61

Capital lease obligations payable in varying monthly installments through 2021,
   collateralized by buildings and equipment.                                                5,846              8,240
                                                                                  ----------------- ------------------
Total                                                                                      157,933            166,382
Less current portion                                                                        (1,043)            (1,507)
                                                                                  ----------------- ------------------
Long-term debt                                                                         $   156,890        $   164,875
                                                                                  ================= ==================


NOTE 6:  SEGMENT INFORMATION


         The Company does not maintain separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. In accordance with SFAS 131, the Company has prepared the following tables that present information related to each operating segment included in internal management reports.

                                                              Three Months Ended September 30, 2000
                                                                          (In Thousands)

                                                  Custom         Quality      Corporate
                                                   Foods          Foods       and Other     Eliminations        Total
                                                  -------       --------      ----------    ------------       -------

Net sales to external customers                   $24,775       $ 26,990                                      $ 51,765
Interest expense                                      225            154       $  4,345                          4,724
Depreciation and amortization expense                 368          1,768             71                          2,207
Segment income (loss) from operations               2,544         (9,906)          (159)                        (7,521)
Long-lived assets                                  32,063         76,330        108,458       $(120,129)        96,722
Total segments assets                              47,498        104,805        108,497        (120,129)       140,671
Capital expenditures                                   88            658                                           746


                                                              Three Months Ended September 30, 1999
                                                                          (In Thousands)

                                                  Custom         Quality      Corporate
                                                   Foods          Foods       and Other     Eliminations        Total
                                                  -------       --------      ----------    ------------       -------
Net sales to external customers                   $23,589       $ 27,617                                      $ 51,206
Interest expense                                      223            125       $  4,136                          4,484
Depreciation and amortization expense                 358          1,400             69                          1,827
Segment income (loss) from operations               3,228          2,058           (167)                         5,119
Long-lived assets                                  27,085         84,203        114,041       $(125,135)       100,194
Total segments assets                              41,812        109,753        114,622        (125,135)       141,052
Capital expenditures                                  227          1,497                                         1,724


                                                               Six Months Ended September 30, 2000
                                                                          (In Thousands)

                                                  Custom         Quality      Corporate
                                                   Foods          Foods       and Other     Eliminations        Total
                                                  -------       --------      ----------    ------------       -------
Net sales to external customers                   $50,071       $ 52,070                                      $102,141
Interest expense                                      505            306       $  8,718                          9,529
Depreciation and amortization expense                 674          3,533            142                          4,349
Segment income (loss) from operations               5,416         (9,493)          (318)                        (4,395)
Long-lived assets                                  32,063         76,330        108,458       $(120,129)        96,722
Total segments assets                              47,498        104,805        108,497        (120,129)       140,671
Capital expenditures                                  318          1,644                                         1,962


                                                               Six Months Ended September 30, 1999
                                                                          (In Thousands)

                                                  Custom         Quality      Corporate
                                                   Foods          Foods       and Other     Eliminations        Total
                                                  -------       --------      ----------    ------------       -------
Net sales to external customers                   $45,162       $ 53,517                                      $ 98,679
Interest expense                                      456            248       $  8,118                          8,822
Depreciation and amortization expense                 722          2,801            140                          3,663
Segment income (loss) from operations               6,206          3,814          (325)                          9,695
Long-lived assets                                  27,085         84,203        114,041       $(125,135)       100,194
Total segments assets                              41,812        109,753        114,622        (125,135)       141,052
Capital expenditures                                  453          2,396                                         2,849


Note 7: INVENTORY ADJUSTMENTS

The Company in an effort to increase efficiency in operations continuously evaluates procedures. As the Company began the implementation of new information systems, standard testing of system accuracy began to show significant operational yield differences. Through these processes, the Company identified differences between its perpetual inventory and physical inventory. The Company has recorded a $7.5 million one-time charge, comprised of $5.2 million in perpetual inventory adjustments and a $2.3 million adjustment to inventory reserves and determined its causes as follows: i) increased usage of raw material and work in process, due to variations in manufacturing process specifications, ii) an under reporting of raw material usage resulted in differences between the perpetual and physical inventories, and iii) improper handling and rotation of both raw materials and finished goods. In an effort to contain the situation and reduce the risk of future exposure, the Company performed complete inventory tests of all facilities, implemented new systems and controls for daily tracking of inventory, as well as created a new logistics department separate from operations to control and monitor the process.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein.

With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plan, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to those set forth in the Company's Form 10-K Annual Report for the year ended March 31, 2000 and Form 10-Q Quarterly Report for the first quarter of fiscal year 2001.

General

         The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position, and operating results during the periods included in the accompanying consolidated financial statements.

         During the period, the Company identified variances in the tracking of inventory at both internal and outside locations. The Company recorded a $7.5 million one-time charge and determined its causes as follows: i) increased usage of raw material and work in process, due to variations in manufacturing process specifications, ii) an under reporting of raw material usage resulted in differences between the perpetual and physical inventories, and iii) improper handling and rotation of both raw materials and finished goods.

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

         Net Sales. Net sales increased by $.6 million or 1.1% to $51.8 million for the three-month period ended September 30, 2000 from $51.2 million for the same period in 1999. The increase in net sales dollars is directly correlated to the increase in pounds sold. Total pounds sold for the quarter, increased 0.8 million or 2.6% to 31.8 million pounds compared to the prior period of 31.0 million pounds. The increase in pounds sold and consequently sales dollars is predominately due to growth in the Company's Arby's business line, increasing
1.1 million pounds and $1.5 million in net sales dollars in the current period versus the same period ended 1999. The Company also has experienced growth in its pre-cooked product line. In addition, net sales in the quarter ended September 30, 2000 were reduced by $650,000 of additional sales allowances. The Company, in evaluating outstanding accounts receivable balances, determined that reserve balances were not sufficient to support outstanding customer discounts taken under standard sales terms. The adjustment was taken against sales as the Company continues to do business with these customers. The Company has implemented procedures to evaluate customer deductions on an ongoing basis to reduce the risk of future exposures. The net sales price excluding the above-mentioned sales adjustment remained constant at an average of $1.65 per pound in comparing the quarter ended September 30, 2000 versus September 30, 1999. The Company continues to develop new products and formulas in an effort to better serve customers and remain at the forefront of competition.

         Gross Profit/ (Loss). Gross profit decreased to a $2.5 million loss for the three months ended September 30, 2000 from a gross profit of $9.5 million or 18.5% of net sales for the three months ended September 30, 1999. The loss for the current period is the result of a one-time adjustment to inventory of $7.5 million comprised of $5.2 million in perpetual inventory adjustments and a $2.3 million adjustment to inventory reserves. During the current quarter, the Company identified variances in the tracking of inventory at both internal and outside locations. The Company recorded a total $7.5 million one-time inventory charge and determined its causes as follows: i) increased usage of raw material and work in process, due to variations in manufacturing process specifications,
ii) an under reporting of raw material usage resulted in differences between the perpetual and physical inventories, and iii) improper handling and rotation of both raw materials and finished goods. In an effort to rectify the situation and reduce the risk of future exposure, the Company performed complete inventory tests of all facilities, implemented new systems and controls for daily tracking of inventory, created a new logistics department separate from operations to control and monitor the process. In addition, the Company is currently implementing policies and procedures as a result of work performed by New York Consulting Partners.

Excluding the inventory adjustment, the decrease in gross profit is a result of higher raw material costs associated with meat purchases. Anticipating the increase in raw material cost, the Company instituted sales price increases in the first quarter of the current fiscal year. Management expects the full benefit being realized in the 3rd and 4th quarters of the current fiscal year. The increase in sales of the Arby's product line, a lower margin product, also reduced gross profit. In conjunction with increased demand for product, the Company has experienced higher overtime and labor costs, which reduced gross profit for the current period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.0 million for the three months ended September 30, 2000 from $4.4 million for the three months ended September 30, 1999. The increase is due primarily to $427,000 in professional fees in the current quarter pertaining to New York Consulting Partners.

         Income (Loss) from Operations. Income from operations decreased to a loss of $7.5 million for the three-month period ended September 30, 2000 from income from operations of $5.1 million for the three-month period ended September 30, 1999. The decrease is directly related to the increase in raw material costs and sales volume mix, coupled with the $7.5 million inventory adjustment and additional sales allowances of $650,000, and increased professional fees of $427,000.

         Interest Expense. Interest expense increased slightly to $4.7 million for the three-month period ended September 30, 2000 from $4.5 million for the three-month period ended September 30, 1999. The increase is primarily due to increased borrowings under the Company's revolving credit facility.

         Provision for Income Taxes. Provision for income taxes remained minimal at $6,000 for the quarter ended September 30, 2000 compared to $55,000 for the quarter ended September 30, 1999, relates to state income taxes.

         Net (Loss) Income. A net loss of $12.3 million was incurred for the three months ended September 30, 2000 versus net income of $580,000 for the three months ended September 30, 1999. The net loss for the period is directly related to the decrease in gross margin, as a result of inventory and sales adjustments and higher raw material costs, coupled with the increases in SG&A and interest costs.

Six months ended September 30, 2000 compared to six months ended September 30, 1999.

         Net Sales. Net sales increased by $3.5 million or 3.5% to $102.1 million for the six-month period ended September 30, 2000 from $98.7 million for the same period in 1999. The increase in net sales dollars is directly correlated to the increase in pounds sold. Total pounds sold for the six months increased 3.3 million or 5.5% to 62.6 million pounds compared to the prior period of 59.3 million pounds. The increase in pounds sold and consequently sales dollars is predominately due to growth in the Company's Arby's business line, increasing 3.6 million pounds and $4.9 million in net sales dollars in the current period versus the same period ended 1999. The Company has also experienced growth in its pre-cooked product line. The sales volume shift has resulted in a $0.02 decrease in the average sales price per pound to $1.64 per pound. The Company has implemented price increases earlier in the fiscal year, which is expected to have a positive impact on average sales prices through the fiscal year end. Net sales also reflect the additional sales allowances of $650,000 as discussed above. The Company, in evaluating outstanding accounts receivable balances, determined that reserve balances were not sufficient to support outstanding customer discounts taken under standard sales terms. The adjustment was taken against sales as the Company continues to do business with these customers.

         Gross Profit/ (Loss). Gross profit decreased $13.5 million to $5.1 million or 5.0% of net sales for the six months ended September 30, 2000 from $18.6 million or 18.9% of net sales for the six months ended September 30, 1999. The decreases reflect the effect of an adjustment to inventory of $7.5 million comprised of $5.2 million in perpetual inventory adjustments and a $2.3 million adjustment to inventory reserves. During the quarter ended September 30, 2000, the Company identified variances in the tracking of inventory at both internal and outside locations. The Company recorded the $7.5 million one-time charge and determined its causes as follows: i) increased usage of raw material and work in process, due to variations in manufacturing process specifications, ii) an under reporting of raw material usage resulted in differences between the perpetual and physical inventories, and iii) improper handling and rotation of both raw materials and finished goods. In an effort to rectify the situation and reduce the risk of future exposure, the Company performed complete inventory tests of all facilities, implemented new systems and controls for daily tracking of inventory, and created a new logistics department separate from operations to control and monitor the process. Additionally, higher raw material costs associated with meat purchases at the Company's Philadelphia, PA facility added to cost of sales compared with the prior period. Anticipating the higher raw material costs, the Company instituted sales price increases in the first quarter. Management expects the full benefit being realized in the 3rd and 4th quarters of the current fiscal year. The Company has experienced a shift in product mix to the Company's Arby's product line which generally, is a lower margin product. Therefore adding to cost of sales on a percentage basis over prior year. The Company continues to make operational improvements and continues to employ lower cost formulization strategies to combat higher raw material costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.5 million for the six months ended September 30, 2000 from $9.0 million for the six months ended September 30, 1999. The increase is due primarily to $427,000 in professional fees in the current year pertaining to New York Consulting Partners.

         Income (Loss) from Operations. Income from operations decreased to $4.4 million loss for the six-month period ended September 30, 2000 from a $9.7 million gain for the six-month period ended September 30, 1999. The decrease is directly related to the inventory adjustment of $7.5 million and the $650,000 sales allowance adjustment, coupled with the increase in raw material costs and sales volume mix.

         Interest Expense. Interest expense increased to $9.5 million for the six-month period ended September 30, 2000 from $8.8 million for the six-month period ended September 30, 1999. The increase is primarily due to increased borrowings under the Company's revolving credit facility.

         Provision for Income Taxes. Provision for income taxes remained stable at $82,000 for the six months ended September 30, 2000 compared to $77,000 for the six months ended September 30, 1999.

         Net (Loss) Income. A net loss of $14.0 million was incurred for the six months ended September 30, 2000 versus net income of $796,000 for the six months ended September 30, 1999. The net loss for the period is directly related to the decrease in gross margin, as a result of higher cost of sales, inclusive of the $7.5 million inventory adjustment, the $650,000 sales allowances adjustment, coupled with the increase in SG&A for professional fees and interest costs.

Liquidity and Financial Resources

The Company's total consolidated indebtedness at September 30, 2000 was $166.4 million compared to $157.9 million at September 30, 1999. The increase from prior year is due primarily to increased borrowings under the Company's $45.0 million Loan and Security Agreement ("Credit Agreement") with a financial institution providing for revolving credit loans ("Revolver") and term loan options. Borrowings under the Credit Agreement bear interest at floating rates. Interest payments on the 11 5/8% Senior Notes represent significant obligations of the Company. The Senior Notes require semi-annual interest payments of approximately $6.7 million in January and July of each year.

Generally, the Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver. The Revolver provides for borrowings up to $45.0 million, subject to a borrowing base and other limitations, including amounts outstanding under term loans, letters of credit and other borrowing instruments. The Company anticipates that its working capital requirements, capital expenditures and debt service requirements will be satisfied through a combination of cash flows from operations and funds available under the Credit Facility. During the quarter ended September 30, 2000, the Company was not in compliance with respect to leverage, availability and certain other covenants associated with the Credit Facility. Specifically, based on the borrowing base and other limitations, the Company was overdrawn by $1.5 million under the Revolver at the quarter end September 30, 2000. In addition, the Company is in violation with respect to covenants associated with its Capital Lease Agreement with CIT (Capital Lease Agreement.) The Company is currently working with its lenders and equity sponsors to resolve the default status. Based on discussions with the lenders under its Senior Credit facility and lenders under its Capital Lease Agreement, the Company has been granted a temporary waiver. The Company continues to work with its lenders to finalize and execute documentation for long term waivers of non-compliance. The Company is in compliance with the terms of its indenture, for its Senior Notes. The covenants are measured on a twelve-month rolling basis. Therefore, the Company will need to obtain waivers of non-compliance from its lenders on a go-forward basis. Currently the Company's liquidity is a function of the Company's ability to control cash and to reduce the outstanding Revolver balance. Failure to obtain waivers could have a material adverse effect on future operating results. The Company is currently scheduled to make an interest payment on the senior subordinated notes of $6.7 million in January 2001. The Company expects to solve liquidity issues, however, no assurance can be given that the Company will be able to do so on an economic basis. Failure to resolve liquidity issues could have a material adverse effect on the future operational results of the Company.

The Company's ability to make scheduled payments of interest or to refinance its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control, as well as the availability of borrowings under the Credit Facility or successor facilities. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it will be required to refinance all or a portion of its existing indebtedness, or to obtain additional financing, or obtain further waivers of non-compliance with existing lenders, or require additional equity infusion. There can be no assurance that any such refinancing would be possible or that any additional debt or equity financing could be obtained. The inability to obtain additional financing would have a material adverse effect on the Company.

For the six months ended September 30, 2000, cash used in operations totaled $6.0 million; compared to $6.2 million cash used in operations for the six months ended September 30, 1999. Cash used in operations is driven by the net loss of $14.0 million. Depreciation and amortization represented a source of cash of $4.3 million. Working Capital provided $3.1 million in cash primarily due to decreases in accounts receivable of $4.8 million and decreases in inventory of $1.3 million, offset by increases in prepaid accounts and decreases in accounts payable of $1.1 million and $1.8 million respectively.

Cash used in investing activities was approximately $2.0 million for the six months ended September 30, 2000, and is a result of additional capital expenditures, compared to $3.9 million in capital expenditures for the comparable period ending September 30, 1999.

Cash provided by financing activities totaled $8.4 million for the six months ended September 30, 2000 compared to $7.9 million for the same period ended 1999. The increase is primarily due to increased borrowings under the Credit Facility. At September 30 2000, the Company's total debt, net of cash was $165.3 million. Debt levels have increased, driven by an increase in working capital requirements, and lower earnings as a result of the above-mentioned factors.

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

Part II  Other Information

Item 6. Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended September 30, 2000. Reference is made to the Company's Annual Report on Form 10-K and the exhibits filed therewith. The exhibits filed as part of this form are listed below:

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

                                                                 CFP Group, Inc.
                                                              CFP Holdings, Inc.
                                                      Custom Food Products, Inc.
                                                                      QFAC, LLC.




         November 13, 2000                      /s/ Ronald J. Gallo
                                              ----------------------------------
                                                    Ronald J. Gallo
                                                    Senior Vice President and
                                                    Chief Financial Officer